Form 10-K
period 2007-12-31
Sapphire Industrials Corp.
filed 2008-03-24
CIK 1414255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

001-33914

(Commission File Number)

SAPPHIRE INDUSTRIALS CORP.

(Exact name of registrant as specified in its charter)

Delaware	26-1159283
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

30 Rockefeller Plaza

62nd Floor

New York, NY 10020

(Address of principal executive offices)

Registrant’s telephone number: (212) 632-6000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, consisting of one share of Common Stock and one Warrant	American Stock Exchange
Common Stock, par value $0.001 per share	American Stock Exchange
Warrants	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☒      Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on March 14, 2008, as reported on the American Stock Exchange was approximately $688,500,000. (The registrant became subject to the reporting requirements of the Exchange Act in January 2008 and, therefore, is not able to provide information about the market value as of the end of any period in 2007.)

In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and other holders of non-publicly traded shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of March 14, 2008 was 100,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SAPPHIRE INDUSTRIALS CORP.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2007

i

Item 1. Business

The terms “we,” “us,” “our” or “the company” refer to Sapphire Industrials Corp., a Delaware corporation. References to “Lazard” refer to Lazard Ltd, a company incorporated under the laws of Bermuda, and its subsidiaries, including Lazard Funding Limited LLC, our founding stockholder (“Lazard Funding”), and Lazard Group LLC, a Delaware limited liability company (“Lazard Group”) that is the current holding company for Lazard Ltd’s businesses.

Introduction

We are a blank check company organized under the laws of the State of Delaware on September 27, 2007. We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses, which we refer to as the initial business combination.

A registration statement for our initial public offering was declared effective on January 17, 2008. On January 24, 2008, we sold 80,000,000 units in our initial public offering at a price of $10.00 per unit. Each unit consists of one share of common stock and one warrant. Each warrant sold to the public entitles the holder to purchase one share of common stock at a price of $7.00. The warrants will become exercisable on the later of the completion of our initial business combination and January 17, 2009, provided in each case that we have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. The warrants will expire on January 17, 2012, unless earlier redeemed.

On October 2, 2007, Lazard Funding and our directors purchased, in a private placement, an aggregate of 23,000,000 founder units for an aggregate purchase price of $143,750, with such number of units giving effect to the split of the units that occurred on January 17, 2008 to ensure that the founder units comprise 20% of the outstanding units after our initial public offering (assuming that the underwriter would exercise its over-allotment option in full) and with each founder unit consisting of one share of common stock and one warrant with an initial exercise price of $7.50 per share. On March 5, 2008, we redeemed an aggregate of 3,000,000 founder units, on a post-split basis, at a redemption price of $0.00625 per unit as a result of the expiration of the underwriter’s over-allotment option with no exercise thereof so that founder units, in the aggregate, comprise 20% of our issued and outstanding units immediately after our initial public offering.

In addition, on January 24, 2008, we sold to Lazard Funding 12,500,000 warrants at a price of $1.00 per warrant (for a total purchase price of $12,500,000) in a private placement. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $7.50 per share. Such warrants will become exercisable on the later of the completion of an initial business combination and January 17, 2009 and are exercisable on a cashless basis.

We received net proceeds from the sale of our units, after deducting certain offering expenses of approximately $12,725,000 (excluding $31,800,000 of the deferred underwriter’s fee held in trust and payable upon the consummation of a business combination), of approximately $799,775,000. Of this amount, $799,650,000 was placed in trust and the remaining $125,000 was held outside of the trust. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We believe that the $125,000 of net proceeds of our initial public offering not held in the trust account, plus up to $6,000,000 of interest earned on the trust account balance that may be released to us as well as amounts necessary for our tax obligations, will be sufficient to allow us to operate until at least January 17, 2010 (or until up to January 17, 2011 if extended pursuant to a stockholder vote), assuming that a business combination is not consummated during that time.

It is our current intention to focus our efforts in identifying a prospective target business or businesses primarily on general industrial companies in North America. We believe these types of companies are in line with the investment banking expertise of Lazard and are consistent with the significant experience and industry knowledge of Donald G. Drapkin, our chairman, chief executive officer and president, and therefore represent attractive acquisition candidates. To date, our efforts have been limited to organizational activities and consideration of potential target companies.

Investment Criteria

We have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities. However, we may decide to enter into a business combination with a target business or businesses that does not meet these criteria and guidelines.

•

Established Companies with Proven Track Records.    We are generally seeking to acquire established companies with strong historical financial performance. We will typically focus on companies with a history of strong operating and financial results. However, we may acquire a company undergoing a turnaround that demonstrates strong prospects for future growth. We do not intend to acquire start-up companies.

•

Companies with Strong Free Cash Flow Characteristics.    We seek to acquire companies that have a history of, or potential for, strong, stable free cash flow generation. We will focus on companies that have or are expected to build predictable, recurring revenue streams and an emphasis on low working capital and capital expenditure requirements.

•

Strong Competitive Industry Position.    It is our current intention to focus our efforts on the acquisition of general industrial companies in North America. The factors we will consider include growth prospects, competitive dynamics, level of consolidation, need for capital investment and barriers to entry. Within these industries, we will focus on companies that have a leading or niche market position. We will analyze the strengths and weaknesses of target businesses relative to their competitors, focusing on product quality, customer loyalty, cost impediments associated with customers switching to competitors, patent protection and brand positioning. We seek to acquire businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and develop or sustain profitability and deliver strong free cash flow.

•

Platform for Strong and Experienced Management Team.    We are seeking to acquire businesses that either have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We believe the significant contacts of Lazard and Mr. Drapkin will also help us to access a management team that strengthens the business we acquire. We will focus on management teams with a proven track record of delivering revenue growth, enhancing profitability and generating strong free cash flow. We believe that the operating expertise of Mr. Drapkin and our other officers and directors will complement, not replace the target’s management team.

•

Diversified Customer and Supplier Base.    We seek to acquire businesses that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Competitive Advantages

We believe that potential acquisition targets may favor us over some other potential purchasers of their businesses, venture capital funds, leveraged buyout funds, operating businesses and other entities and individuals, both foreign and domestic, for the following reasons:

Status as a Public Company

We believe our structure will make us an attractive business combination partner to these types of target businesses. As an existing public company, we offer a target business or businesses an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock. We believe target businesses will find this method a cheaper, quicker and more certain process to becoming a public company than the typical initial public offering. Once public, we believe the target business would then have greater access to capital and additional means of incentivizing management consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company makes us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a well established entity.

Financial Position

With a trust account initially in the amount of approximately $799,650,000, we believe we offer a target business or businesses a variety of options such as providing the owners of a target business or businesses with shares in a public company and a public means to sell such shares, providing for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate a business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Management Expertise and Access to Lazard’s Resources

We have access to the resources of Lazard that will help us in identifying the proposed business combination. Lazard is a preeminent international financial advisory and asset management firm that specializes in crafting solutions to the complex financial and strategic challenges of its clients. Lazard focuses primarily on two businesses, financial advisory and asset management and serves a diverse set of clients around the world, including corporations, partnerships, institutions, governments and high-net worth individuals. Lazard currently operates from 39 cities in key business and financial centers across 21 countries throughout North America, Europe, Asia, Australia and South America. We believe its relationships and experience will be an important resource to us as we seek and consummate the initial business combination.

Lazard offers corporate, partnership, institutional, government and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions, restructurings and various other corporate finance matters. Lazard’s financial advisory segment generated approximately $1,240 million and $973 million in net revenues for the years ended December 31, 2007 and 2006, respectively, which included revenues from advising on 52 and 51 M&A transactions involving gross consideration in excess of $1 billion in such periods, respectively.

We also seek to capitalize on the significant experience of Mr. Drapkin, our chairman, chief executive officer and president. Over the course of his 35-year career, Mr. Drapkin has been involved in numerous significant securities transactions and business combinations. Mr. Drapkin has been Vice Chairman of Lazard International and Chairman of Lazard’s Investment Committee since May 2007. He was a Director of Revlon, Inc. and of Revlon Products Corporation from their respective formations in 1992 until April 2007. He was Vice Chairman of the Board of MacAndrews & Forbes Holdings and various of its affiliates from 1987 to April 2007. Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP for more than five years prior to 1987. Mr. Drapkin also serves on the Board of Directors of Brandeis University, Lincoln Center Theater and Phoenix House Founding, Inc. and is a member of the Dean’s Council of Columbia Law School.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any commercial business until consummation of our initial business combination. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our initial public offering are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in our securities prior to announcement of our initial business combination will invest without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We have not identified a target business or target industry

Subsequent to the consummation of our initial public offering on January 24, 2008, we commenced consideration of potential target companies, with the objective of consummating a business combination. It is our current intention to focus our efforts in identifying a prospective business or businesses primarily on general industrial companies in North America. To date, we have not selected any target business on which to concentrate our search for a business combination.

Subject to the requirement that the initial business combination or combinations must be with one or more target businesses with a collective fair market value that is equal to at least 80% of the balance in the trust account (exclusive of deferred underwriter discounts and commissions of $31,800,000) at the time of such acquisition, and the limitations set forth below, our management will have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates. Other than the characteristics described above, we have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. We may not ascertain or assess all significant risk factors inherent in a particular industry or target business.

Mr. Drapkin’s agreement with his prior employer, MacAndrews & Forbes Holdings Inc., or M&F, provides that, with certain exceptions, he may not, until April 25, 2009, advise, engage in (as a principal, partner, director, officer, agent, employee consultant or otherwise), or be financially interested in any company which derived more than 50% of its net revenues and operating income for such company’s most recent fiscal year from a business or businesses that are directly competitive with any operating business of M&F owned as of April 25, 2007. Mr. Drapkin’s agreement also restricts him from engaging in an acquisition of any of Allied Security Holdings, LLC, Clarke American Corp., M&F Worldwide Corp., Revlon Consumer Products Corporation, Revlon, Inc. or Scientific Games Corporation. Since it is our current intention to focus our efforts in identifying a prospective target business or businesses primarily on general industrial companies in North America, we do not believe that these provisions will materially impact our ability to consummate an initial business combination. We do not, and Mr. Drapkin has advised us that he does not, intend to take any action that would result in a violation by Mr. Drapkin of the terms of his agreement with M&F. According to a registration statement filed by a company organized by M&F, M&F has interests in the following entities: AlliedBarton Security Services (provides security services); AM General (produces military and special purpose vehicles); Deluxe Entertainment Services Group Inc. (processes film for the motion picture industry); M&F Worldwide Corp. (which owns and manages four operating businesses—Harland Clarke Corp. (provides check and check-related products and services to financial and commercial institutions and consumers), Harland Financial Solutions (provides products and services for financial institutions), Scantron Corporation (provides testing and assessment systems and services and data collection and analysis services), Mafco Worldwide Corp. (manufactures licorice extract and related derivatives); Panavision (designs, manufactures and supplies high precision camera services); Revlon (mass-market cosmetics, skin care, fragrance and personal care products); Scientific Games Corporation (lottery and pari-mutuel technology); SIGA Technologies, Inc. (develops products for prevention and treatment of serious infectious diseases); and TransTech Pharma Inc. (pharmaceutical company focused on human therapeutics to fill unmet medical needs).

Sources of target businesses

We believe based on our management’s business knowledge and past experience that there are numerous acquisition candidates that we may target. We anticipate that target business candidates will be brought to our attention by Lazard, but candidates may also be presented to us by various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, mailings or advertisements. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our filings with the Securities and Exchange Commission and know we seek to effect a business combination. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, financial advisory fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Our management has experience in evaluating transactions but will retain advisors as they deem necessary to assist them in their due diligence efforts. We also do not anticipate acquiring an entity that is either a portfolio company of, or has otherwise received a financial investment from Lazard (or an affiliate thereof). However, if we determined to acquire an entity affiliated with our officers, directors, Lazard or their affiliates, we are required to obtain an opinion from an independent investment banking firm which is a member of FINRA that the business combination is fair to our unaffiliated stockholders from a financial point of view and any such transaction must be approved by a majority of our directors who do not have an interest in such a transaction and our audit committee, which is comprised of independent directors.

Selection of a target business or businesses and structuring of a business combination

Subject to the requirement that the initial business combination must be with one or more target businesses with a collective fair market value that is equal to at least 80% of the balance in the trust account (exclusive of deferred underwriter discounts and commissions of $31,800,000) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates, though it is our current intention to focus primarily on general industrial companies in North America. Other than the characteristics described above, we have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	expected returns on investment relative to the aggregate consideration expected to be paid in the initial business combination;

•	financial condition and results of operation;

•	growth potential;

•	brand recognition and potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management, Lazard or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties. We intend to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refused to execute such agreement, it is unlikely we would continue negotiations with such target business. However, in no event will we enter into a definitive agreement for a business combination with a target business or businesses unless such entity executes a waiver agreement.

The time and costs required to select and evaluate one or more target businesses and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Additionally, while we are not obligated to engage the underwriter of our initial public offering or Lazard to assist us with locating a target business or businesses, we are not restricted from doing so. If we did, we may pay a fee to them for their services for assisting us in locating a target business or businesses. Any such engagement of Lazard would require the approval of our audit committee, which is comprised of independent directors.

Fair market value of target business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance in the trust account (exclusive of deferred underwriter discounts and commissions of $31,800,000) at the time of such acquisition, although we may acquire one or more target businesses whose collective fair market value significantly exceeds 80% of the balance in the trust account (exclusive of deferred underwriter discounts and commissions of $31,800,000). We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest. The key factor that we will rely on in determining controlling shareholder status would be our acquisition of at least 50.1% of the voting equity interests of the target company. If we acquire only a controlling interest in a target business or businesses, the portion of such business that we acquire must have an aggregate fair market value equal to at least 80% of the balance in the trust account (exclusive of deferred underwriter discounts and commissions of $31,800,000). In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through an offering of debt or equity securities or borrowings under a credit facility. Since we have not yet identified a specific business combination, we have not entered into any such fund raising arrangement and have no current intention of doing so.

The fair market value of a target business or businesses will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential revenues, the values of comparable businesses, earnings and cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of FINRA with respect to the satisfaction of such criterion. We expect that any such opinion would be included in our proxy soliciting materials furnished to our stockholders in connection with a business combination, and that such independent investment banking firm will be a consenting expert. As the opinion will be addressed to our board of directors for their use in evaluating the transaction, we do not anticipate that our stockholders will be entitled to rely on such opinion. However, as the opinion will be attached to, and thoroughly described in, our proxy soliciting materials, we believe investors will be provided with sufficient information in order to allow them to properly analyze the transaction. Accordingly, whether the independent investment banking firm allows stockholders to rely on their opinion will not be a factor in determining which firm to hire. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of the target business if our board of directors independently determines that the target business or businesses has sufficient fair market value to meet the threshold criterion.

Lack of business diversification

Our business combination must be with one or more target businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited ability to evaluate the target business’ management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business or businesses, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend our corporate life to continue perpetually following the consummation of a business combination will be taken only if the business combination is approved. We will only consummate a business combination if stockholders vote both in favor of such business combination and our amendment to extend our corporate life.

In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination or extension of time for us to complete an initial business combination, Lazard and our directors have agreed to vote the shares of common stock included in their founder units in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement shall not apply to the shares included in units purchased in our initial public offering or purchased following our initial public offering in the open market by Lazard or our directors. Lazard and our directors have agreed to vote all shares of common stock included in the units acquired by such parties in our initial public offering or in the open market in favor of the initial business combination and in favor of an extension of our corporate existence to up to 36 months from January 17, 2008, the effective date of the registration statement on Form S-1 filed in connection with our initial public offering, in the event we have entered into a definitive agreement for, but have not yet consummated, our initial business combination. We will proceed with a business combination only if (1) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination (which includes the votes relating to common stock included in the units purchased by Lazard or our directors in our initial public offering and any shares of common stock purchased by Lazard or our directors in the open market) and (2) conversion rights have been exercised with respect to less than 33.33% of the shares sold in our initial public offering, on a cumulative basis, including the shares as to which conversion rights were exercised in connection with the stockholder vote, if any, required to approve an extension of the time period within which we may complete our initial business combination and the stockholder vote required to approve our initial business combination.

Extension of time to complete a business combination to up to 36 months

We have until January 17, 2010 to effect our initial business combination. However, unlike many other blank check companies, if we have entered into a definitive agreement within such 24-month period, we may, prior to the expiration of the 24-month period, call a meeting of our stockholders for the purpose of soliciting their approval to extend the date before which we must complete our business combination by up to an additional 12 months to avoid being required to liquidate. If the extended date is approved by a majority of our stockholders, we would have until up to January 17, 2011 to complete a business combination. In connection with seeking stockholder approval for the extended period, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act.

If a majority of the shares held by our public stockholders present at the stockholder meeting vote against the proposed extension to up to 36 months, if less than a majority of the outstanding shares of our common stock vote in favor of the proposed extension or if holders of 33.33% or more of the shares sold in our initial public offering vote against the proposed extension to up to 36 months and elect to convert their shares into a pro rata share of the trust account, we will not extend the date before which we must complete our business combination beyond January 17, 2010. In such event, if we cannot complete the initial business combination within the initial 24 month period, we will be required to liquidate, with the amount remaining in the trust account returned to all public stockholders (including Lazard and our directors to the extent they have purchased shares in the offering or the open market). Subject to the foregoing, approval of the extension to 36 months will require the affirmative vote of a majority of the shares of our outstanding common stock and the affirmative vote of the majority of the votes cast by our public stockholders who vote at the special or annual meeting called for the purpose of approving such extension. In connection with the vote required for the extension to 36 months, Lazard and our directors have agreed to vote all shares of their founder common stock in accordance with the vote of the majority of public stockholders and have agreed to waive their conversion rights.

If the majority of the shares held by our public stockholders who vote at the special (or annual) meeting called for the purpose of approving such extension and, in accordance with Delaware law, a majority of the shares of our outstanding common stock are voted in favor of such extension and less than 33.33% of the shares sold in our initial public offering are voted against the proposed extension and elect to convert their shares, we will then have an additional period of up to 12 months in which to complete the initial business combination.

If the proposal for the extension to up to 36 months is approved, we will still be required to seek stockholder approval before effecting our initial business combination, even if the business combination would not ordinarily require stockholder approval under applicable law. We will proceed with a business combination only if (1) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination (which includes the votes relating to common stock included in the units purchased by Lazard in our initial public offering and any shares of common stock purchased by Lazard in the open market) and (2) public stockholders owning less than 33.33% of the shares sold in our initial public offering, on a cumulative basis, including the shares as to which conversion rights were exercised in connection with the special (or annual) meeting of stockholders called for the purpose of approving the extended period, if applicable, exercise their conversion rights.

If at the end of such 36-month period we have not effected such business combination, our corporate existence will automatically cease without the need for a stockholder vote and we will liquidate and release only to our public stockholders (including Lazard and our directors to the extent they have purchased shares in our initial public offering or in the open market), as part of our plan of distribution, the proceeds of the trust account, including accrued interest, net of income taxes payable on such interest and net of the interest income previously released to us to fund our working capital requirements.

Conversion rights

At the time we seek stockholder approval of any extended period or business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash. Stockholders voting against (i) the extension will only have the right to cause us to convert their shares if the extension is approved and (ii) the initial business combination will only have the right to cause us to convert their shares if our initial business combination is approved and completed. Lazard and our directors will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether included in or comprising part of the founder units or purchased by them in our initial public offering or in the open market. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination or the approval of the extension), divided by the number of shares sold in our initial public offering. Without taking into account any interest earned on the trust account, we estimate that the initial per-share conversion price would be approximately $10.00.

Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 10% of the shares sold in our initial public offering, on a cumulative basis, which includes any exercise of conversion rights in connection with either the stockholder vote, if any, required to approve an extension of the time period within which we must complete our initial business combination or the stockholder vote required to approve our initial business combination. Shares converted in connection with the vote on an extension of the time period within which we must complete our initial business combination and in connection with the vote on the business combination will be aggregated for purposes of this 10% limit. Such a public stockholder would still be entitled to vote against a proposed business combination or an extension of the time period within which we must complete our initial business combination with respect to all shares owned by him or his affiliates. We believe this restriction will deter stockholders from accumulating large blocks of stock before the vote is held to approve our initial business combination or an extension of the time period within which we may complete our initial business combination and prevent an attempt to use the conversion right as a means to force us or our management to purchase their stock at a significant premium to the then current market price. Absent this provision, a public stockholder who owns more than 10% of the shares sold in our initial public offering could threaten to vote against a proposed business combination or an extension of the time period within which we must complete our initial business combination and seek conversion, regardless of the merits of the transaction, if, for example, its shares are not purchased by us, our management or our initial stockholders at a premium to the then current market price. By eliminating any stockholder’s ability to convert more than 10% of the shares sold in our initial public offering, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders. However, we are not restricting the stockholders’ ability to vote all of their shares against the transaction.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination or extension at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination or extension and the business combination is approved and completed or the extension is approved. Additionally, we may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination or extension will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time we send out our proxy statement through the vote on the business combination or extension to tender his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, because we do not have any control over this process, it may take significantly longer than we anticipated.

Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to convert. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. Thus, the conversion right, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “put” right surviving past the consummation of the business combination until the converting holder delivered his certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a converting holder’s election to convert is irrevocable once the business combination is approved. There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $50 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights to tender their shares prior to the meeting—the need to deliver shares is a requirement of conversion regardless of the timing of when such delivery must be effectuated. Accordingly, this would not result in any increased cost to stockholders when compared to the traditional process.

Any request for conversion, once made, may be withdrawn at any time up to the vote taken with respect to the proposed business combination. Furthermore, if a stockholder delivered his certificate for conversion and subsequently decided prior to the meeting not to elect conversion, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants they still hold.

If a vote on the initial business combination is held and the business combination is not approved, we may continue to try to consummate a business combination with a different target until January 17, 2010 (or until up to January 17, 2011 if extended pursuant to a stockholder vote). If the initial business combination is not approved or completed for any reason, then public stockholders voting against the initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public stockholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public stockholder. Public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.

We will not complete any business combination if public stockholders owning 33.33% or more of the shares sold in our initial public offering both exercise their conversion rights, on a cumulative basis, including the shares as to which conversion rights were exercised in connection with the stockholder vote, if any, required to approve an extension of the time period within which we may complete our initial business combination and the stockholder vote required to approve our initial business combination, and vote against the business combination. Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which public stockholders owning 33.33% less one share of the shares sold in our initial public offering may exercise their conversion rights and the business combination will still go forward. We have set the conversion percentage at 33.33% in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to prevent a business combination from being completed that is otherwise approved by a large majority of our public stockholders.

Persons who purchase common stock in the open market at a price in excess of the per-share liquidation value of the amounts held in the trust account may have a disincentive to exercise their conversion rights because the amount they would receive upon conversion could be less than their original or adjusted purchase price.

Liquidation if no business combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until January 17, 2010. This provision may not be amended without the affirmative vote of all stockholders except in connection with the consummation of a business combination or an extension of our corporate existence to up to 36 months from January 17, 2008, or January 17, 2011. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). We view this provision terminating our corporate existence of 24 months (or up to 36 months if extended pursuant to a stockholder vote) as an obligation to our stockholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of a business combination.

If we are unable to complete a business combination within 24 months (or up to 36 months if extended pursuant to a stockholder vote) from January 17, 2008, we will distribute to all of our public stockholders (including Lazard and our directors to the extent they purchased shares in our initial public offering or in the open market), in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below). We anticipate notifying the account agent of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Lazard and our directors have waived their rights to participate in any liquidation distribution with respect to their founder units. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust account. If such funds are insufficient, Lazard has agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $100,000) and have agreed not to seek repayment of such expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, we estimate that the initial per-share liquidation price would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business or businesses and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public stockholders. Lazard has agreed that, if we liquidate prior to the consummation of a business combination, it will be personally liable, without limitation to any maximum dollar amount, to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account, but only if we did not obtain a waiver from such creditors, that waives the creditors’ right, title, interest or claim of any kind they may have in or to any monies held in the trust account, and to the extent, the claims reduce the amounts in the trust account. However, Lazard may not be able to satisfy this obligation. Furthermore, Lazard will not have any personal liability as to any claimed amounts owed to a third party (including target businesses) who executed a waiver. If a claim was made that resulted in Lazard having personal liability and it refused to satisfy its obligations, we would have a fiduciary obligation to bring an action against it to enforce our indemnification rights and would accordingly bring such an action against it. Accordingly, the actual per-share liquidation price could be less than approximately $10.00, plus interest, due to claims of creditors. Furthermore, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least approximately $10.00 per share.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the expiration of our corporate existence and our liquidation or if they seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after January 17, 2010 (or January 17, 2011 if extended pursuant to a stockholder vote) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (1) all existing claims, (2) all pending claims and (3) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described above, we will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.00 due to claims or potential claims of creditors.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after January 17, 2010 (or January 17, 2011 if extended pursuant to a stockholder vote), this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and the company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business or businesses, we may encounter intense competition from other entities having a business objective similar to ours. There are a number of blank check companies that have completed initial public offerings and a number of offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there may be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination that may compete with us for business targets. Additionally, we may be subject to competition from entities having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business or businesses. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we have and our financial resources will be relatively limited when contrasted with those of many of these competitors. In addition to competition from unknown parties, LFCM Holdings LLC (“LFCM Holdings”), the parent company of Lazard Alternative Investments Holdings LLC (“LAI”), operates a number of investment vehicles that could compete with us for acquisition targets. Other clients of Lazard’s advisory business may also compete with us for investment opportunities meeting our investment objectives. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business or businesses. Further, the following may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•

our obligation to convert into cash shares of common stock held by our public stockholders to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

•	our outstanding warrants, and the potential future dilution they represent.

Conflicts of Interest

Lazard undertakes a wide range of financial advisory, investment banking, asset management and other activities for a wide variety of clients, including institutions, companies and individuals, and for its own account. Accordingly, there may be situations in which Lazard has an obligation or an interest that actually or potentially conflicts with our interests. These conflicts may not be resolved in our favor and, as a result, we may be denied certain investment opportunities or may be otherwise disadvantaged in some situations by our relationship to Lazard.

Lazard currently operates a merchant banking business in France, which is regulated as part of its Paris-based banking affiliate. We believe that Lazard’s French merchant banking business generally targets transactions of a smaller size that would not be suitable for our initial business combination. However, if we were to pursue multiple simultaneous targets for our initial business combination, it may compete with Lazard’s French merchant banking business for one or more of such targets. In addition, if Lazard’s French merchant banking business were to participate in a transaction with other investors in the acquisition of a larger target, such group of investors may be in direct competition with us for a possible target for our initial business combination. Lazard has also entered into a business alliance agreement pursuant to which it has the option to acquire the merchant banking business of LAI. Lazard may also choose to operate, or have an interest in, investment entities similar to us or that otherwise compete with us in the future.

Other clients of Lazard’s advisory business may also compete with us for investment opportunities meeting our investment objectives. If Lazard is engaged to act for any such clients, we may be precluded from pursuing such opportunities. In addition, investment ideas generated within Lazard, including by Mr. Drapkin and Mr. Douglas C. Taylor, our Chief Financial Officer, and other persons who may make decisions for the company, may be suitable for both us and for an investment banking client or a current or future Lazard internal investment vehicle, including other blank check companies in which Lazard may participate, and may be directed to such client or investment vehicle rather than to us. Lazard’s advisory business may also be engaged to advise the seller of a company, business or assets that would qualify as an investment opportunity for us. In such cases, we may be precluded from participating in the sale process or from purchasing the company, business or assets. If we are permitted to pursue the opportunity, Lazard’s interests or its obligations to the seller will diverge from our interests. Neither Lazard nor members of our management who are also employed by Lazard have any obligation to present us with any opportunity for a potential business combination of which they become aware unless such opportunity was expressly offered in writing to our management solely in their capacity as officers or directors of the company. Lazard and/or our management, in their capacities as officers or managing directors of Lazard or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future Lazard internal investment vehicles, including other blank check companies in which Lazard may participate, or third parties, including clients of Lazard, before they present such opportunities to us. In addition, Lazard’s chief executive officer and chairman, Bruce Wasserstein, is chairman of Wasserstein & Co., LP, an independent private equity and investment firm that may compete with us. In addition, our independent directors may have pre-existing duties or obligations that prevent them from presenting otherwise suitable target businesses to us. Our independent directors are under no obligation to present opportunities of which they become aware to the company unless such opportunity was expressly offered to the independent director solely in his capacity as a director of the company.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business or businesses with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to a business combination, we may not have the resources or ability to compete effectively.

Employees

We have two officers, Donald G. Drapkin and Douglas C. Taylor, each of whom is also a member of our board of directors. Neither of our officers is obligated to devote any specific number of hours to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Financial Information

We have registered our units, common stock and warrants under the Exchange Act, and have reporting obligations thereunder, including the requirement that we file annual and quarterly reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report on Form 10-K contains audited financial statements.

We do not currently have an Internet website. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Additional information required by Item 1 of Part I is incorporated by reference to the Financial Statements and the notes thereto filed with this Annual Report on Form 10-K.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

We are a development stage company with no operating history and, accordingly, investors will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, investors have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses. We have recently begun the process of evaluating and identifying prospective target businesses concerning a business combination but may be unable to complete a business combination. We will not generate any operating revenues until, at the earliest, after the consummation of a business combination. If we expend all of the $125,000 in proceeds from our initial public offering not held in trust and interest income earned of up to $6,000,000 on the balance of the trust account that may be released to us to fund our working capital requirements in seeking a business combination, but fail to complete such a combination, we will never generate any operating revenues.

We may not be able to consummate a business combination within the required time frame, in which case, we would be forced to liquidate our assets.

Our amended and restated certificate of incorporation provides that we have until January 17, 2010 to complete a business combination. If we have entered into a definitive agreement with respect to an initial business combination prior to January 17, 2010 and we anticipate that we may not be able to complete the initial business combination by such date, we may seek stockholder approval to extend the period of time to consummate an initial business combination by up to 12 months. In such case, we will present such proposal to our stockholders. The time period in which we must complete our initial business combination will not be extended unless, in addition to the requirements of Delaware law, (i) holders of a majority of our common stock sold in our initial public offering who vote at the meeting called for approving such extension approve the extension and (ii) conversion rights are exercised with respect to less than 33.33% of the shares sold in our initial public offering. If we fail to consummate a business combination within the required time frame, our corporate existence will, in accordance with our amended and restated certificate of incorporation, cease except for the purposes of winding up our affairs and liquidating. The foregoing requirements are set forth in Article Sixth of our amended and restated certificate of incorporation and may not be amended without the affirmative vote of all stockholders except in connection with, and upon closing of, the initial business combination. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

Unlike many other blank check companies, we will be permitted, pursuant to our amended and restated certificate of incorporation, to seek to extend the date before which we must complete an initial business combination to up to 36 months. As a result, the funds raised in our initial public offering may be held in the trust account for up to three years.

Unlike many other blank check companies, if we have entered into a definitive agreement prior to January 17, 2010, we may seek to extend the date before which we must complete our business combination, to avoid being required to liquidate, by up to 12 months by calling a special (or annual) meeting of our stockholders for the purpose of soliciting their approval for such extension. Without the option of extending by up to an additional 12 months, if we enter into such agreement near the end of the period ending January 17, 2010, we may not have sufficient time to secure the approval of our stockholders and satisfy customary closing conditions. If the proposal for the extension by up to 12 months is approved by our stockholders, we will have up to an additional 12 months beyond the initial 24 month period ending January 17, 2010 with which to complete our initial business combination. As a result we may be able to hold the funds raised in our initial public offering in the trust account until January 17, 2011 and thus delay the receipt by our public stockholders funds from the trust account on liquidation.

If we are forced to liquidate before a business combination and distribute the trust account, our public stockholders may receive less than $10.00 per share and our warrants will expire worthless.

Approximately $12,725,000 of the gross proceeds of our initial public offering and the sale of insider warrants were used to pay a portion of the underwriting discounts and commissions as well as filing, listing, legal, accounting and other fees and expenses associated with our initial public offering. In addition, $125,000 of the gross proceeds of our initial public offering was held outside the trust for our operational needs, up to $6,000,000 of the interest income of the trust may be released to us to fund expenses related to investigating and selecting a target business or businesses and our other working capital requirements, and any additional amounts of interest income we may need to pay our income or other tax obligations may also be released to us. If we are unable to complete a business combination within the prescribed time frames and are forced to liquidate our assets, the per-share liquidation distribution will be no more than $10.00 per share because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination, unless interest income or other gains in the trust account serve to increase such amount. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of a business combination.

If we are unable to consummate a business combination, our public stockholders will be forced to wait until January 17, 2010 (or until up to January 17, 2011 if extended pursuant to a stockholder vote) before receiving liquidation distributions.

We have until January 17, 2010 (or until up to January 17, 2011 if extended pursuant to a stockholder vote) to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto, and only then in cases where investors have sought conversion of their shares. Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until such date.

We may need to raise additional funds in order to consummate our initial business combination and may not be able to arrange financing on favorable terms.

Our business combination may require us to use substantially all of our cash to pay the purchase price. In such a case, because we will not know how many stockholders may exercise their conversion rights, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Additionally, even if our business combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of stockholders exercise their conversion rights, we will have less cash available to use in furthering our business plans following a business combination and may need to arrange third party financing. We have not taken any steps to obtain third party financing for either situation. We may not be able to obtain such third party financing on terms favorable to us if at all.

Investors are not entitled to protections normally afforded to investors in blank check companies.

Since the net proceeds from our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since our securities are listed on the American Stock Exchange, a national securities exchange, and we have net tangible assets in excess of $5,000,000 and have filed a current report on Form 8-K that includes audited financial statements demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules such as completely restricting the transferability of our securities, requiring us to complete a business combination within 18 months of January 17, 2008, the effective date of the initial registration statement and restricting the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our securities are currently tradable, we are entitled to withdraw a certain amount of interest earned on the funds held in the trust account prior to the completion of a business combination and we have a longer period of time to complete such a business combination than we would if we were subject to such rule.

We may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause our investors to lose some or all of their investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may arise later. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If the net proceeds of our initial public offering not being held in trust are insufficient to allow us to operate until at least January 17, 2010 (or until up to January 17, 2011 if extended pursuant to a stockholder vote), we may be unable to complete a business combination.

We believe that, following the closing of our initial public offering, the $125,000 of funds available to us outside of the trust account, plus the $6,000,000 of interest earned on the funds held in the trust account that may be available to us in addition to amounts we may withdraw to satisfy tax liabilities, will be sufficient to allow us to operate until at least January 17, 2010 (or up to January 17, 2011 if extended pursuant to a stockholder vote), assuming that a business combination is not consummated during that time. However, actual operating expenses could differ materially from our estimates. We could use a portion of the funds available to us to pay commitment fees for financing or fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

The $755,350,000 of net offering proceeds from our initial public offering plus the $12,500,000 we received from the sale of the insider warrants and $31,800,000 in deferred underwriting discounts held in trust may only be invested in accordance with the terms of the trust agreement, which requires the account agent, upon our written instruction, to invest and reinvest the proceeds in the trust account in (a) a Mellon Bank, N.A. money market deposit account or (b) one or more money market funds we select for which The Dreyfus Corporation, an affiliate of the account agent, or any subsidiary or affiliate thereof serves as investment advisor, administrator, shareholder servicing agent, custodian or subcustodian and (c) upon our written request, the account agent shall be required to (x) invest such requested amount directly in United States treasury bonds, bills or notes identified by us and (y) sell, transfer or otherwise dispose of treasuries identified by us, provided, that the amount of treasuries held at any time may not exceed $10 million. Such money market funds must invest principally either in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or in tax exempt municipal bonds issued by governmental entities located within the United States. The current range of interest rates for such types of investments is approximately 1.2% to 3.5% per year. A decline in interest rates could result in the trust receiving lower interest proceeds and therefore less available funds upon liquidation for an initial business combination.

A decline in interest rates applicable to amounts included in the trust account could limit the amount available to fund our search for one or more target businesses and complete a business combination since we will depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete the initial business combination.

Of the net proceeds of our initial public offering and the sale of insider warrants, only $125,000 was available to us initially outside the trust account to fund our working capital requirements. We depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we will need to identify one or more target businesses and to complete the initial business combination, as well as to pay any tax obligations that we may owe. While we are entitled to have released to us for such purposes certain interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from Lazard to operate or may be forced to liquidate. Lazard is under no obligation to advance funds in such circumstances.

We may in the future hire consultants or advisors on a contingent basis, who would only receive payment in the event a business combination occurred and therefore they might be viewed as having an interest in such business combination occurring.

We may in the future hire consultants or advisors to assist us with our search for a target business or businesses or otherwise advise us in connection with our initial business combination and any compensation payable to such persons may be contingent upon the closing of our initial business combination. As a result, such consultants and advisors who provide advice to us would only receive compensation if a business combination occurred and therefore they might be viewed as having an interest in such business combination occurring.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by public stockholders may be less than approximately $10.00 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Furthermore, there is no guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. Nor is there any guarantee that a court would uphold the validity of such agreements.

Pursuant to a letter agreement entered into with Lazard in connection with our initial public offering, Lazard has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or vendors, service providers or other entities that are owed money by us for services rendered or contracted for or products sold to us but only if such entities have not waived any claims they have against the trust account. Lazard will not have any personal liability as to any claimed amounts owed to a third party (including target businesses) who execute a waiver even if the waiver is subsequently found to be invalid or unenforceable. Lazard’s indemnification also does not extend to any third-party claims that are not for money owed by us for services rendered or contracted for, such as tort claims or as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Further, while Lazard’s obligation to indemnify is not limited to any maximum dollar amount, Lazard is liable only to the extent necessary to ensure that the amounts in the trust account are not reduced.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.00 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them and stockholders’ liability to third parties could extend indefinitely because we do not intend to comply with the liquidation procedures set forth in Section 280 of the Delaware General Corporation Law.

If we are unable to complete a business combination prior to January 17, 2010 (or up to January 17, 2011 if our corporate existence is extended pursuant to a stockholder vote), our corporate existence will cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law, in which case we will as promptly as practicable thereafter adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within 10 years after the date of dissolution. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors that we engage after the closing of our initial public offering (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. We intend to have all vendors that we engage and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. Accordingly, we believe the claims that could be made against us should be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. However, we may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders (including Lazard and our directors to the extent they purchased shares in our initial public offering or in the open market) promptly after January 17, 2010 (or January 17, 2011 if our corporate existence is extended pursuant to a stockholder vote), this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and the company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

An effective registration statement may not be in place when an investor desires to exercise warrants, or such exercise may not be registered, qualified or deemed exempt under the securities laws of the state of residence of the holder, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

No warrant held by public stockholders will be exercisable and we will not be obligated to issue shares of common stock unless at the time such holder seeks to exercise such warrant, a registration statement relating to the common stock issuable upon exercise of the warrant is effective and current. Under the terms of the warrant agreement governing our outstanding warrants, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we may not be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise.

We expect that stand-alone acquired company and pro forma combined financial statements will be required in connection with our initial business combination as well as for any significant subsequent business combinations or significant acquisitions. In connection with any such combination or other acquisition, we may be unable to maintain a current prospectus because stand-alone acquired company and/or pro forma combined financial statements may not be available on an immediate or timely basis.

In addition, no warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable (following our completion of a business combination), we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure holders of this fact.

If the prospectus relating to the common stock issuable upon the exercise of the warrants sold in our initial public offering is not current or the exercise of such warrants is not registered, qualified or exempt under the laws of the state of residence of the holder or prospective holder, the warrants held by public stockholders may have no value, the market for such warrants may be limited and such warrants may expire worthless. Notwithstanding the foregoing, the insider warrants, as well as warrants comprising part of the founder units that are currently outstanding, may be exercisable for unregistered shares of common stock even if no registration relating to the common stock issuable upon exercise of the warrants is effective and current.

If we redeem the warrants sold in our initial public offering, the insider warrants and the founder warrants, which are non-redeemable while held by Lazard, our directors and their permitted transferees, could provide the holders thereof with the ability to realize a larger gain than the public warrant holders.

The warrants sold in our initial public offering may be called for redemption at any time while the warrants are exercisable and there is an effective and current registration statement covering the shares of common stock issuable upon exercise of such warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the last sales price of our common stock equals or exceeds $13.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption.

As a result of the insider warrants and the founder warrants not being subject to the redemption features that our publicly-held warrants are subject to while such warrants are held by Lazard, our directors and their permitted transferees, holders of the insider warrants and the founder warrants, or their permitted transferees, could realize a larger gain than our public warrant holders in the event we redeem the publicly-held warrants.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Because we have not yet identified a prospective target business, investors in our securities currently have no basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company, we may be affected by numerous risks inherent in the business operations of such entities. Although our management will evaluate the risks inherent in a particular target business, they may not properly ascertain or assess all of the significant risk factors inherent in a particular industry or target business. An investment in our units may ultimately prove to be less favorable to investors than a direct investment, if such opportunity were available, in a target business. Except for the limitation that a target business have a collective fair market value of at least 80% of the balance in the trust account (exclusive of deferred underwriting discounts and commissions of $31,800,000), and the limitations set forth below, we will have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates, though it is our current intention to focus primarily on general industrial companies in North America.

Mr. Drapkin’s agreement with his prior employer, M&F, provides that, with certain exceptions, he may not, until April 25, 2009, advise, engage in (as a principal, partner, director, officer, agent, employee consultant or otherwise), or be financially interested in any company which derived more than 50% of its net revenues and operating income for such company’s most recent fiscal year from a business or businesses that are directly competitive with any operating business of M&F owned as of April 25, 2007. Mr. Drapkin’s agreement also restricts him from engaging in an acquisition of any of Allied Security Holdings, LLC, Clarke American Corp., M&F Worldwide Corp., Revlon Consumer Products Corporation, Revlon, Inc. or Scientific Games Corporation. It is our current intention to focus our efforts in identifying a prospective target business or businesses primarily on general industrial companies in North America. We do not, and Mr. Drapkin has advised us that he does not, intend to take any action that would result in a violation by Mr. Drapkin of the terms of his agreement with

M&F. According to a registration statement filed by a company organized by M&F, M&F has interests in the following entities: AlliedBarton Security Services; AM General; Deluxe Entertainment Services Group Inc.; M&F Worldwide Corp. (which owns and manages Harland Clarke Corp., Harland Financial Solutions, Scantron Corporation, and Mafco Worldwide Corp.); Panavision; Revlon; Scientific Games Corporation; SIGA Technologies, Inc.; and TransTech Pharma Inc.

Our stockholders’ only opportunity to evaluate and affect the investment decision regarding a potential business combination will be limited to voting for or against the business combination submitted to our stockholders for approval.

The only opportunity for our stockholders to evaluate and affect the investment decision regarding a potential business combination will be limited to voting for or against the business combination submitted to our stockholders for approval. In addition, a proposal that a stockholder votes against could still be approved if a sufficient number of public stockholders vote for the proposed business combination. Alternatively, a proposal that a stockholder votes for could still be rejected if a sufficient number of public stockholders vote against the proposed business combination.

We will not be required to obtain a fairness opinion from an independent investment banking firm as to the fair market value of the target business unless our board of directors is unable to independently determine the fair market value.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential revenues, earnings and cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of FINRA with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of the target business if our board of directors independently determines that the target business complies with the 80% threshold.

If we seek to effect a business combination with an entity that is directly or indirectly affiliated with members of our management team, conflicts of interest could arise.

Members of our management team either currently have, or may in the future have, affiliations with companies that we may seek to acquire. Both of our current officers are also employees of Lazard Frères & Co. LLC, an affiliate of our founding stockholder. Mr. Drapkin serves as Vice Chairman of Lazard International and as Chairman of Lazard’s investment committee, and Mr. Taylor is a Managing Director of Lazard Frères & Co. LLC and both may participate in transactions at and have obligations to clients of Lazard that may be in conflict or competition with our consummation of an initial business combination. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA that a business combination with an affiliated entity is fair to our stockholders from a financial point of view and to have any such transaction approved by a majority of our directors who do not have an interest in such transaction and our audit committee, which is comprised of independent directors, potential conflicts of interest may still exist, and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would have been absent any conflicts of interest.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and could cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 600,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. There are currently 387,500,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitment as of the date of this Annual Report on Form 10-K, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our existing investors;

•	may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•

may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control, such as that 33.33% or more of our public stockholders vote against the business combination and opt to have us convert their stock for a pro rata share of the trust account even if a majority of our stockholders approve the business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

Our operations are dependent upon a relatively small group of individuals and, in particular, upon our chairman of the board, chief executive officer and president, Mr. Drapkin. We believe that our success depends on the continued service of Mr. Drapkin, at least until we have consummated a business combination. Mr. Drapkin also currently serves as Vice Chairman of Lazard International and as Chairman of Lazard’s investment committee. Mr. Drapkin intends to devote as much time as he deems necessary to properly conduct our affairs. We expect Mr. Drapkin will typically devote an average of 15 to 20 hours per week to our business. However, Mr. Drapkin may have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Although Mr. Drapkin beneficially holds 4,000,000 founder units, such holdings are significantly smaller than are typical for the founding chief executive officer in a blank check company and may not provide Mr. Drapkin with the sufficient incentives to continue his role at the company. Mr. Drapkin has agreed that he will continue to serve as chairman and chief executive officer until the earlier of consummation of our initial business combination or our liquidation. However, he could resign at any time without forfeiting his units. In addition, we do not have key-man insurance on the life of Mr. Drapkin. The unexpected loss of the services of Mr. Drapkin could have a detrimental effect on us.

The role of our key personnel in the target business cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business or businesses in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business or businesses.

Our officers’ and directors’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for an initial business combination and in the public stockholders’ best interest.

Unless we consummate the initial business combination, neither Lazard nor our officers and directors will receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the $125,000 not deposited in the trust account and the amount of interest income from the trust account up to a maximum of $6,000,000 that may be released to us as working capital. We do not have a policy that prohibits Lazard or our officers and directors from negotiating for the reimbursement of such expenses by a target business. If the owners of the target business do not agree to such repayment, this could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of Lazard or our officers or directors could influence our officers’ and directors’ motivation in selecting a target business or businesses and therefore there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

Reimbursement for any out-of-pocket expenses incurred by Lazard and its affiliates, as well as our officers, directors and any of their affiliates, in connection with activities on our behalf, such as searching for and identifying potential target businesses as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations or meet with their representatives or owners, will be paid by us out of the $125,000 not held in trust and the $6,000,000 of interest earned on the trust account available to us.

Lazard or other entities with overlapping ownership or management may represent either a client in competition with us to acquire potential target businesses or potential target businesses, thereby causing conflicts of interest as to our knowledge of or ability to pursue potential targets. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Lazard undertakes a wide range of financial advisory, investment banking, asset management and other activities for a wide variety of clients, including institutions, companies and individuals, and for its own account. Accordingly, there may be situations in which Lazard has an obligation or an interest that actually or potentially conflicts with our interests. These conflicts may not be resolved in our favor and, as a result, we may be denied certain investment opportunities or may be otherwise disadvantaged in some situations by our relationship to Lazard.

Lazard currently operates a merchant banking business in France, which is regulated as part of its Paris-based banking affiliate. In addition, certain current and former managing directors of Lazard, including its named executive officers, are the sole shareholders of LFCM Holdings, the parent company of LAI, which operates a number of investment vehicles that could compete with us for acquisition targets. Lazard has also entered into a business alliance agreement pursuant to which it has the option to acquire the merchant banking business of LAI. Lazard may also choose to operate, or have an interest in, investment entities similar to us or that otherwise compete with us in the future. Neither Lazard nor members of our management who are also employed by Lazard have any obligation to present us with any opportunity for a potential business combination of which they become aware unless such opportunity was expressly offered in writing to our management solely in their capacity as an officer or director of the company. Lazard and/or our management, in their capacities as officers or managing directors of Lazard or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future Lazard internal investment vehicles, including other blank check companies in which Lazard may participate, or third parties, including clients of Lazard, before they present such opportunities to us. In addition, Lazard’s chief executive officer and chairman, Bruce Wasserstein, is chairman of Wasserstein & Co., LP, an independent private equity and investment firm that may compete with us. In addition, Mr. Drapkin, our chairman, chief executive officer and president, is currently Vice Chairman of Lazard International and Chairman of Lazard’s investment committee. As a result, Mr. Drapkin may be subject to similar conflicts that may arise from the competing roles of Lazard and its affiliates in the course of their respective businesses and as principal stockholder of the company. These conflicts may not be resolved in our favor.

Our independent directors may have pre-existing duties or obligations that prevent them from presenting otherwise suitable target businesses to us.

Our independent directors, Thomas Dooley, R. Ian Molson, David M. Schizer and Ronald J. Kramer, may have pre-existing duties or obligations that prevent them from presenting otherwise suitable target businesses to us. Mr. Dooley is the Chief Financial Officer, Senior Executive Vice President, Chief Administrative Officer and a Director of Viacom Inc. Mr. Kramer is President and Director of Wynn Resorts and serves as a Director of Monster Worldwide, an online career site. Mr. Molson is a Partner and Director of Lennox Investment Management LLP, a London residential property investment fund, and serves as Chairman of the Board of Directors of World Golf Systems. Mr. Molson is also a Director and founding shareholder of Healthpoint Capital LLC, a private equity firm which focuses exclusively on the orthopedics industry and a Director of Alphatec Spine Inc. and Cayzer Continuation Protected Cell Company Ltd. Mr. Schizer is Dean of Columbia Law School and also serves on an advisory board at NASDAQ, which serves as an appellate body in disciplinary matters, as well as on the board of directors of a privately-held cable company.

While none of the current affiliations of our independent directors fall within a sector in which we expect to seek a target business or businesses, we have no assurance that this situation will not change in the future.

Entities with which our independent directors are affiliated could expand operations into sectors in which we seek to effect a business combination, or attractive target businesses may arise in the sectors in which these entities currently operate. In such instances our independent directors may be constrained from presenting otherwise suitable or attractive target businesses to us.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to appoint any other officers, or to have any full time employees, prior to the consummation of a business combination. Both of our current executive officers are engaged in several other business endeavors, including businesses that compete with ours (none of which are blank check companies), and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. These conflicts may not be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may miss out on a potential transaction.

Lazard and our officers and directors own units or warrants acquired prior to or concurrently with our initial public offering. These units and warrants will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Lazard and our directors waived their right to receive distributions with respect to their founder units upon our liquidation if we are unable to consummate a business combination. Accordingly, the founder units, as well as any insider warrants transferred to our officers or directors by Lazard, will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business or businesses and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to execute transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange, a national securities exchange. Our securities may not continue to be listed on the American Stock Exchange in the future prior to a business combination if we are unable to maintain compliance with listing requirements, including due to events outside of our control such as our units or common stock being held by less than 400 public holders or our financial condition appearing unsatisfactory to the American Stock Exchange. Additionally, in connection with our business combination, it is likely that the American Stock Exchange will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We may not be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for the company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our initial public offering, which may cause us to be solely dependent on a single business which may have a limited number of products or services.

Our business combination must be with one or more target businesses having a collective fair market value of at least 80% of the balance in the trust account (exclusive of deferred underwriting discounts and commissions of $31,800,000) at the time of such acquisition. However, we may not be able or desire to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business, or dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

We could face additional risks in our ability to consummate our initial business combination if we choose to simultaneously acquire several businesses.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 10% of the shares sold in our initial public offering.

In connection with any stockholder approval in which we may seek to extend the period of time to consummate a business combination, or to approve our initial business combination, we will offer each public stockholder (other than Lazard or our directors) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against a time extension or a business combination, as applicable, and, if the business combination or the extension of time, as applicable, is approved and completed. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group”, will be restricted from seeking conversion rights with respect to more than 10% of the shares sold in our initial public offering, on a cumulative basis, which includes any stockholders who previously exercised their conversion rights in connection with the stockholder vote, if any, required to approve an extended period and the stockholder vote required to approve our initial business combination. Accordingly, holders of more than 10% of the shares sold in our initial public offering will not be able to seek conversion rights with respect to the full amount of the shares held by such holders and may be forced to hold such additional shares or sell them in the open market (although they will be able to vote such shares). We cannot provide any assurance that the value of such additional shares will appreciate over time or that the market price of the common stock will exceed the per share conversion price.

The ability of our stockholders to exercise their conversion rights, on a cumulative basis, may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination or an extension of the time period within which we must complete our initial business combination, we will offer each public stockholder, other than Lazard or our directors, the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination or an extension of time and the business combination or an extension of time is approved and completed. Such holder must both vote against such business combination or extension and then exercise his, her or its conversion rights to receive a pro rata share of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion if the transaction is approved, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect.

The conversion rights, on a cumulative basis, afforded to the public stockholders (including Lazard and our directors to the extent they have purchased shares in the initial public offering or in the open market) may result in the conversion into cash of up to 33.33% less one share of the aggregate number of the shares sold in our initial public offering. Therefore, as much as $266,523,335 (plus the converting stockholders’ share of all accrued interest after distribution of interest income on the trust account balance to us for working capital and tax obligations) may be required to fund the exercise of conversion rights. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. We may have to secure third party financing which might result in us having a leverage ratio that is not optimal for our business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at a higher than desirable level. This may limit our ability to effectuate the most attractive business combination available to us.

Unlike many other blank check offerings, we allow conversion rights to be exercised with respect to up to 33.33% less one share of the common stock purchased by the public stockholders in our initial public offering, on a cumulative basis. This higher threshold will make it easier for us to consummate a business combination with which investors may not agree.

When we seek stockholder approval for the extended period, if applicable, and our initial business combination, we will offer each public stockholder (other than Lazard and our directors) the right to have its common stock converted to cash if the stockholder votes against the extended period or business combination, as the case may be, and such proposal is approved and, in the case of the business combination, it is also consummated. We will consummate the initial business combination only if the following three conditions are met: (i) a majority of the common stock voted by the public stockholders are voted in favor of the business combination, (ii) a majority of our outstanding common stock approve an amendment to our amended and restated certificate of incorporation allowing our perpetual existence, and (ii) public stockholders owning 33.33% or more of the shares sold in our initial public offering do not vote against the business combination and on a cumulative basis exercise their conversion rights (including any shares previously converted in connection with a vote, if any, on the extended period). Many other blank check companies have a conversion threshold of 20%, which makes it more difficult for such companies to consummate their initial business combination. Thus, because we permit a larger number of stockholders to exercise their conversion rights, it will be easier for us to consummate an initial business combination with a target business which certain stockholders may believe is not suitable for us, and stockholders may not receive the full amount of their original investment upon exercise of their conversion rights. We have increased the conversion percentage to 33.33% from the more typical 20% in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to prevent the completion of a business combination that is otherwise approved by a majority of our public stockholders and to be similar to other offerings by blank check companies currently in the market.

We may require stockholders who wish to convert their shares to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

We may require public stockholders who wish to convert their shares to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure stockholders of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities, including Lazard clients and investment vehicles having a business objective similar to ours, as well as venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses or our stockholders. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to consummate a business combination with a target business or businesses within the prescribed time periods, we will be forced to liquidate.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of insider warrants will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business or businesses, we cannot ascertain the capital requirements for any particular transaction. If the amount held in trust proves to be insufficient, either because of the size of the business combination, the depletion of the available funds in search of a target business or businesses, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. During the second half of 2007 and during the first quarter of 2008, the global financial markets experienced declining equity valuations and disruptions in the credit markets due to liquidity imbalances and repricing of risk. These factors have and may continue to cause disruptions in the credit markets, which may impact our ability to obtain additional financing on reasonable terms if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders, including Lazard, is required to provide any financing to us in connection with or after a business combination.

Lazard holds a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Lazard and our Lazard-affiliated directors collectively own 24.7% of our issued and outstanding shares of common stock, which percentage may increase following the announcement of our business combination when Lazard is obligated to purchase up to an additional $37,500,000 of shares of common stock in the open market, depending on the market price of our common stock. In addition, Lazard’s proportionate interest in the company will increase if stockholders elect to convert their shares in connection with our initial business combination. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. Although we intend to comply with the requirements under Delaware law regarding holding annual meetings, it is possible that we will complete a business combination prior to the time by which we are required to hold an annual meeting of stockholders, and therefore there would not be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and Lazard, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, Lazard will have significant influence at least until the consummation of a business combination.

Limited information may be available for privately-held companies that could be our potential targets.

In accordance with our acquisition strategy, we may seek a business combination with one or more privately-held companies or one or more divisions or subsidiaries of one or more publicly-owned companies. Generally, very little public information exists about these companies compared to public companies, and we may be required to rely on the ability of Mr. Drapkin and our other officers and directors, with the assistance of advisors, including Lazard, to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to identify all material information about these companies, then we may not make a fully informed investment decision, and we may lose money on our investments.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our warrants for redemption after the redemption criteria described elsewhere in this Annual Report on Form 10-K have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing

(x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” and (y) the fair market value. The “fair market value” shall mean the average reported last sales price of our common stock for the 10 trading days ending on the third trading day prior to the date on which notice of redemption is sent to the holders of the warrants. If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

There are currently warrants to purchase 112,500,000 shares of our common stock outstanding. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, our stockholders may experience dilution to their respective holdings. The insider warrants will not be exercisable until the later of January 17, 2009 and the consummation of our initial business combination.

If Lazard and our directors exercise their registration rights with respect to their securities in the company, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Lazard and our directors are entitled to make a demand that we register the resale of their securities in the company at any time commencing three months prior to the date on which their founder shares are released from escrow. Lazard has registration rights with respect to all of the common stock it holds. This includes its 15,144,000 founder shares, the 5,000,000 shares underlying the 5,000,000 units purchased by Lazard in our initial public offering and up to 3,750,000 shares (assuming a price of $10.00 per share) purchased in the open market by Lazard prior to the initial business combination for a total of 23,894,000 shares. Lazard has registration rights with respect to the shares of common stock underlying the warrants it holds, which includes 15,144,000 founder warrants, 12,500,000 insider warrants and 5,000,000 warrants underlying the units purchased by Lazard in our initial public offering, for a total of 32,644,000 shares. In addition, our directors have registration rights with respect to all of their common stock, consisting of an aggregate of 4,856,000 shares. Our directors also have registration rights with respect to the common stock underlying the warrants they hold, consisting of an aggregate of 4,856,000 founder warrants. The presence of the additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or may request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company.

Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, our agreement with the account agent requires the account agent, upon our written instruction, to invest and reinvest the proceeds in the trust account in (a) a Mellon Bank, N.A. money market deposit account or (b) one or more money market funds we select for which The Dreyfus Corporation, an affiliate of the account agent, or any subsidiary or affiliate thereof serves as investment advisor, administrator, shareholder servicing agent, custodian or subcustodian and (c) upon our written request, the account agent shall be required to (x) invest such requested amount directly in United States treasury bonds, bills or notes identified by us and (y) sell, transfer or otherwise dispose of treasuries identified by us, provided, that the amount of treasuries held at any time may not exceed $10 million.

Such money market funds must invest principally either in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or in tax exempt municipal bonds issued by governmental entities located within the United States.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted funds.

We do not currently intend to pay dividends on shares of our common stock in the foreseeable future.

We have not paid any cash dividends on our common stock to date and do not currently intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon various factors, including our earnings, if any, cash balances, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not currently anticipate declaring any dividends in the foreseeable future. Because we do not expect to pay cash dividends on our common stock, any gains on an investment in our securities will be limited to the appreciation, if any, of the market value of our units, common stock and warrants.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes, United States federal anti-deferral regimes and variations in tax laws as compared to the United States;

•	currency fluctuations;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	differing political environments; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company may govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates may govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements or that remedies will not be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may be different from the implementation and interpretation in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties against our directors and officers under Federal securities laws.

Because we must furnish our stockholders with target business financial statements, we may not be able to complete a business combination with some prospective target businesses.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in conformity with United States generally accepted accounting principles. A target business identified by us as a potential acquisition candidate may not have financial statements prepared in conformity with United States generally accepted accounting principles and may not be able to prepare its financial statements in conformity with United States generally accepted accounting principles. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.

Our obligations under laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations, may increase our cost of completing a business combination.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management assess and report on the effectiveness of our internal control beginning with our Annual Report on Form 10-K for the year ending

December 31, 2008. If we fail to develop and maintain effective internal control, we may be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm provide a report on the effectiveness of our internal control over financial reporting. In addition, a target company may not be in compliance with the provisions of the Sarbanes-Oxley Act. The development and maintenance of the internal control of any such entity to ensure compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to develop and maintain effective internal control may harm our operating results and/or result in difficulties in meeting our reporting obligations. Inadequate internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

There may be tax consequences associated with our acquisition, holding and disposition of target companies and assets.

We may incur significant taxes in connection with: effecting acquisitions; holding, receiving payments from, and operating target companies and assets; and disposing of target companies and assets.

A U.S. corporation generally will be classified as a personal holding company (“PHC”) for U.S. federal income tax purposes in a given taxable year if (i) at any time during the last half of such taxable year, five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations and pension funds) own or are deemed to own (pursuant to certain constructive ownership rules) more than 50% of the stock of the corporation by value and (ii) at least 60% of the corporation’s adjusted ordinary gross income, as determined for U.S. federal income tax purposes, for such taxable year consists of PHC income (which includes, among other things, dividends, interest, royalties, annuities and, under certain circumstances, rents). While we do not believe that we will be a PHC, there can be no assurance that we will not be classified from time to time as a PHC. If we are or were to become a PHC in a given taxable year, we would be subject to an additional 15% PHC tax on our undistributed PHC income, which generally includes the company’s taxable income, subject to certain adjustments. For taxable years beginning after December 31, 2010, the PHC tax rate on undistributed PHC income will be equal to the highest marginal rate on ordinary income applicable to individuals (currently 35%). Any such additional taxes would reduce the cash available for distributions (current or upon liquidation) by the company with respect to shares of our common stock and the cash available to us in connection with a business combination.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We have made statements under the captions “Business”, “Risk Factors,” and Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Annual Report on Form 10-K that are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about our:

•	ability to complete the initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following the initial business combination;

•

officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving the initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete a business combination;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ potential liquidity and trading;

•	delisting of our securities from the American Stock Exchange or the ability to have our securities listed on the American Stock Exchange following the initial business combination;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	future financial performance.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We maintain our executive offices at 30 Rockefeller Plaza, 62nd Floor, New York, New York 10020. Lazard has agreed to provide us with certain services, as well as the use of certain limited office space, including a conference room, at this location pursuant to a letter agreement between us and Lazard. The cost for the foregoing services to be provided to us by Lazard is $15,000 per month through the date of the initial business combination. We believe that the fees charged by Lazard for the foregoing services are at least as favorable as we could have obtained from an unaffiliated third party. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

There is no litigation currently pending or, to the knowledge of management, contemplated against us or any of our officers or directors in their capacity as such. Certain of our directors have been named individually in litigation by shareholders of companies of which such persons have served and/or continue to serve as directors. None of our directors has been named as having played an individual role in any wrongdoing in any such shareholder action.

Item 4.	Submission of Matters to a Vote of Security Holders

Except for obtaining approval from our stockholders by written consent on October 10, 2007 to amend our Certificate of Incorporation in order to change our name from Gold Rock Industrials Corp. to Sapphire Industrials Corp., no matters were submitted to a vote of the Company’s security holders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units have been quoted on the American Stock Exchange under the symbol “FYR.U” since January 18, 2008. Prior to that time, there was no public market for our units. Our shares of common stock and warrants began to trade separately on January 31, 2008 under the symbols “FYR” and “FYR.WS”, respectively. Prior to that time, there was no public market for our shares of common stock or warrants. As of March 14, 2008, there were ten holders of record of our units, one holder of record of our common stock and two holders of record of our warrants. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

The following table sets forth the high and low sales information for our units for the period from January 17, 2008 through March 14, 2008 and our common stock and warrants for the period from January 31, 2008 through March 14, 2008.

	Units		Common Stock		Warrants
Period Ended	High	Low	High	Low	High	Low
March 14, 2008	$10.01	$9.57	$10.00	$9.00	$0.96	$0.55

On March 14, 2008, the last reported sales price for our units was $9.75 per unit, the last reported sales price for our common stock was $9.18 per share, and the last reported sales price for our warrants was $0.59 per warrant.

Dividend Policy

We did not pay any cash dividends in 2007 and we currently do not intend to pay cash dividends prior to the completion of a business combination. After we complete a business combination, the payment of cash dividends will be dependent upon various factors, including our earnings, if any, cash balances, capital requirements and general financial condition. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Although we currently maintain no equity compensation plans for the benefit of our officers or directors, our officers and directors have beneficial ownership of equity securities of the Company, which securities were issued to them prior to the consummation of our initial public offering. See Item 12 below for further disclosure of the beneficial ownership of equity securities by our officers and directors.

Recent Sales of Unregistered Securities

On October 2, 2007, Lazard Funding and our directors purchased, in a private placement, an aggregate of 23,000,000 founder units for an aggregate purchase price of $143,750, with such number of units giving effect to the split of the units that occurred on January 17, 2008 to ensure that the founder units comprise 20% of the outstanding units after our initial public offering (assuming that the underwriter would exercise its over-allotment option in full) and with each founder unit consisting of one share of common stock and one warrant with an initial exercise price of $7.50 per share.

In addition, on January 24, 2008, we sold to Lazard Funding 12,500,000 warrants at a price of $1.00 per warrant (for a total purchase price of $12,500,000) in a private placement. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $7.50 per share. Such warrants will become exercisable on the later of the completion of an initial business combination and January 17, 2009 and are exercisable on a cashless basis. All of the proceeds we received from the private placement were placed in the trust account described in this Annual Report and will be part of the funds distributed to our public stockholders in the event we are not able to complete an initial business combination. These “insider warrants” purchased by Lazard are identical to the warrants underlying the units offered in our initial public offering except that the insider warrants have an exercise price of $7.50 per share, are non-redeemable so long as they are held by Lazard or its permitted transferees, and may be exercised even in the absence of an effective registration statement registering the underlying shares of common stock. Lazard has agreed that the insider warrants will not be sold or transferred by it (except to employees of Lazard or to our directors at the same cost per warrant originally paid by Lazard, and who agree to be bound by the same restrictions) until 90 days after the consummation of our business combination.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. In each such transaction, such entity represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions.

Use of Proceeds From Registered Securities

On January 24, 2008, we consummated our initial public offering of 80,000,000 units at a price of $10.00 per unit, for an aggregate purchase price of $800,000,000, pursuant to a registration statement on Form S-1 (File No. 333-146620), declared effective by the SEC on January 17, 2008. Each unit consists of one share of common stock, $0.001 par value per share, and one warrant to purchase one share of common stock at an exercise price of $7.00 per share. Citigroup Global Markets Inc. acted as the sole underwriter of our initial public offering.

Our net proceeds from the sale of our units, after deducting certain offering expenses of approximately $12,725,000 (excluding $31,800,000 of the deferred underwriter’s fee held in trust and payable upon the consummation of a business combination), were approximately $799,775,000. Of this amount, $799,650,000 was placed in trust and the remaining $125,000 was held outside of the trust. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Excluding $31,800,000 of the deferred underwriters fee, we intend to use substantially all of the remaining net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

Share Repurchases in the Fourth Quarter of 2007

There were no purchases made by us or on our behalf of our units, common stock or warrants in the fourth quarter of the year ended December 31, 2007. On March 5, 2008, we redeemed an aggregate of 3,000,000 founder units from Lazard Funding, our officers and directors, at a redemption price of $0.00625 per unit.

Item 6.	Selected Financial Data

The following table sets forth the selected financial data for the Company for the period beginning September 27, 2007 (date of inception) through December 31, 2007.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

At December 31, 2007, the Company had not yet commenced any business operations. All activity through December 31, 2007 relates to the Company’s formation and its initial public offering and financing transaction described in Note 2 of the financial statements contained in this Annual Report on Form 10-K.

Selected Financial Data

September 27, 2007 (Date of Inception) to December 31, 2007
Statement of Income Data
Interest Income	$1,358
Total Expenses	1,732

Loss Before Income Taxes	$(374)

Net Loss	$(374)

Net Loss Per Share of Common Stock:
Basic	$0.00

Diluted	$0.00

Dividends Paid Per Share of Common Stock	$0.00

At December 31, 2007
Statement of Financial Condition Data
Working Capital (current assets less current liabilities)	$143,376

Total Assets	$1,430,495

Total Liabilities	$1,287,119

Stockholders’ Equity	$143,376

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion covers the period before and after our initial public offering. In addition, this discussion contains forward-looking statements that must be understood in the context of numerous risks and uncertainties, including, but not limited to, those described in section 1A, “Risk Factors,” above.

Overview

We were formed on September 27, 2007 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses. We intend to utilize cash derived from the proceeds of our initial public offering, private placement of warrants, our capital stock, debt or a combination of cash, capital stock and debt, to effect one or more business combinations. On January 24, 2008, the Company sold 80,000,000 units with each Unit comprised of one share of common stock and one warrant at a price of $10.00 per unit in our initial public offering. Additionally, the Company sold 12,500,000 insider warrants with an exercise price of $7.50 per share at a price of $1.00 per insider warrant in a private placement transaction (the “Financing Transaction”) that took place simultaneously with the consummation of the initial public offering. The issuance of additional units, warrants or shares of our capital stock:

•	may significantly reduce the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•

could cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Our entire activity since inception has been to prepare for our initial public offering and Financing Transaction and, following the initial public offering, to seek an initial business combination. We will not generate any operating revenues until after completion of a business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held in trust until consummation of an initial business combination.

As indicated in the accompanying financial statements, at December 31, 2007, we had $71,053 in cash and a working capital deficiency of $1,215,755. Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans.

Liquidity and Capital Resources

Our liquidity needs were satisfied, on January 24, 2008, through receipt of $799,775,000 of net proceeds from the initial public offering and Financing Transaction that is more fully described below.

The net proceeds from the sale of the units and insider warrants, after deducting offering expenses of approximately $1,400,000 and underwriting discounts and commissions of approximately $11,325,000 (excluding $31,800,000 of the deferred underwriter’s fee held in trust and payable upon the consummation of a business combination), were approximately $799,775,000. The underwriter in our initial public offering agreed that $31,800,000 of the underwriting discounts and commissions will be deferred and will not be payable unless and until we consummate a business combination and, accordingly, such amount is held in trust.

We intend to use substantially all of the net proceeds of the initial public offering and Financing Transaction, including the funds held in the trust account (exclusive of deferred underwriting discounts and commissions of $31,800,000), to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We believe that the $125,000 of net proceeds of our initial public offering not held in the trust account, plus up to $6,000,000 of interest earned on the trust account balance that may be released to us as well as amounts necessary for our tax obligations, will be sufficient to allow us to operate until at least January 17, 2010 (or until up to January 17, 2011 if extended pursuant to a stockholder vote), assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

•

$4,440,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations by our officers and directors or others, and for structuring and negotiating of a business combination;

•	$200,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•

up to $360,000 for the administrative fee payable to Lazard ($15,000 per month for up to 24 months) (or if the time period within which we may complete our initial business combination is extended to 36 months, $540,000); and

•	$1,125,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $400,000 for director and officer liability insurance premiums.

These amounts are estimates and may differ materially from our actual expenses.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through an offering of debt or equity securities or borrowings under a credit facility if such funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangement and have no current intention of doing so.

Related Party Transactions

Commencing January 17, 2008, we are obligated, through the earlier of the date of the initial business combination or our liquidation, to pay to Lazard a monthly fee of $15,000 for general and administrative services.

On October 1, 2007, Lazard Funding loaned us, in the form of a note, $100,000 for payment of offering expenses on our behalf. The note bore interest at a rate of 3.60% per year and was payable on the earlier of April 1, 2008 or seven days following the closing of the initial public offering. The note was prepaid on January 24, 2008 out of the proceeds of the initial public offering and Financing Transaction not being placed in trust.

On October 2, 2007, Lazard Funding and our directors purchased, in a private placement, an aggregate of 23,000,000 founder units for an aggregate purchase price of $143,750, with such number of units giving effect to the split of the units that occurred on January 17, 2008 to ensure that the founder units comprise 20% of the outstanding units after our initial public offering, (assuming that the underwriter would exercise its over-allotment option in full) and with each founder unit consisting of one share of common stock and one warrant with an initial exercise price of $7.50 per share. On March 5, 2008, we redeemed an aggregate of 3,000,000 founder units, on a post-split basis, at a redemption price of $0.00625 per unit as a result of the expiration of the underwriter’s over-allotment option with no exercise thereof so that founder units, in the aggregate, comprise 20% of our issued and outstanding units immediately after our initial public offering.

On January 24, 2008, Lazard Funding purchased from us, on a private placement basis simultaneously with the closing of the initial public offering, an aggregate of 12,500,000 warrants with an exercise price of $7.50 per share at a price of $1.00 per warrant (for a total purchase price of $12,500,000).

Lazard purchased 5,000,000 units in the initial public offering at a price equal to the public offering price of $10.00 per unit (for an aggregate purchase price of $50,000,000). Subject to certain exceptions, Lazard has agreed that any such units purchased in the initial public offering will not be sold or transferred by it until 180 days after the consummation of our business combination, unless a liquidation occurs. Lazard has agreed to vote all of the shares of common stock included in such units in favor of the initial business combination and in favor of an extension of our corporate existence until up to January 17, 2011 in the event we have entered into a definitive agreement for, but have not yet consummated, our initial business combination. The underwriter in our initial public offering did not receive any underwriting discounts or commissions on these units.

In addition, Lazard on January 11, 2008 entered into an agreement with Citigroup Global Markets Inc. in accordance with Rule 10b5-1 under the Exchange Act pursuant to which it will place limit orders for up to $37,500,000 of our common stock commencing two business days after we file a preliminary proxy statement relating to our initial business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such initial business combination is to be approved, or earlier in certain circumstances. The limit orders will require Lazard to purchase any of our shares of common stock offered for sale at or below a price equal to the per-share value of the trust account as of the date of our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, filed prior to such purchase. The purchase of such shares will be made by Citigroup Global Markets Inc. or another broker dealer mutually agreed upon by Citigroup Global Markets Inc. and Lazard. It is intended that purchases pursuant to the limit orders will satisfy the conditions of Rule 10b-18(b) under the Exchange Act and the broker’s purchase obligation will otherwise be subject to applicable law, including Regulation M which may prohibit purchases under certain circumstances. Lazard has agreed to vote all shares of common stock purchased pursuant to such limit orders in favor of the initial business combination and in favor of an extension of our corporate existence until up to January 17, 2011 in the event we have entered into a definitive agreement for, but have not yet consummated, our initial business combination. As a result, Lazard may be able to influence the outcome of our initial business combination. Lazard will not be permitted to exercise conversion rights with respect to these shares but it will participate in any liquidation distribution with respect to any shares of common stock purchased pursuant to such limit orders. Lazard has agreed that it will not sell or transfer any shares of common stock purchased by it pursuant to such agreement until 180 days after we have completed an initial business combination.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We were incorporated in Delaware on September 27, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at December 31, 2007, and had not yet commenced any operations. All activity through December 31, 2007 relates to our formation and our initial public offering. We did not have any financial instruments that were exposed to market risks at December 31, 2007.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust account we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our initial public offering held in the trust account have been invested only in (a) a Mellon Bank, N.A. money market deposit account or (b) one or more money market funds we select for which The Dreyfus Corporation, an affiliate of the account agent, or any subsidiary or affiliate thereof serves as investment advisor, administrator, shareholder servicing agent, custodian or subcustodian and (c) upon our written request, the account agent shall be required to (x) invest such requested amount directly in United States treasury bonds, bills or notes identified by us and (y) sell, transfer or otherwise dispose of treasuries identified by us, provided, that the amount of treasuries held at any time may not exceed $10 million. Such money market funds must invest principally either in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or in tax exempt municipal bonds issued by governmental entities located within the United States. Given our limited risk in our exposure to U.S. Treasury Bills and such money market funds, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 8.	Financial Statements and Supplementary Data

Reference is made to our financial statements beginning on page F-1 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

a. Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d(e) under the Exchange Act as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, the information relating to us that we are required to disclose in the reports that we file or submit under the Exchange Act and are effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

c. Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting from September 27, 2007 (date of inception) to December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Donald G. Drapkin	60	Chairman, Chief Executive Officer and President
Douglas C. Taylor	43	Chief Financial Officer, Secretary and Director
Charles G. Ward	53	Director
Thomas Dooley	51	Director
R. Ian Molson	53	Director
David M. Schizer	39	Director
Ronald J. Kramer	49	Director

Donald G. Drapkin has served as our Chairman, Chief Executive Officer and President since October 2007. Mr. Drapkin has been Vice Chairman of Lazard International, an affiliate of Lazard Ltd, and Chairman of Lazard’s Investment Committee since May 2007. Over the course of his 35-year career, Mr. Drapkin has been involved in numerous significant securities transactions and business combinations. He was a Director of Revlon, Inc. and of Revlon Products Corporation from their respective formations in 1992 until April 2007. He was Vice Chairman of the Board of MacAndrews & Forbes Holdings and various of its affiliates from 1987 to April 2007. Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP for more than five years prior to 1987. Mr. Drapkin also serves on the Board of Directors of Brandeis University, Lincoln Center Theater and Phoenix House Founding, Inc. and is a member of the Dean’s Council of Columbia Law School.

Douglas C. Taylor has served as our Chief Financial Officer and Director since October 2007 and has served as our Secretary since January 2008. Mr. Taylor has been a Managing Director of Lazard Freres & Co. LLC since 2002. From 2000 to 2001, he was a Managing Director of Dresdner Kleinwort Wasserstein. From 1993 to 2001, Mr. Taylor worked for Wasserstein Perella, including as Managing Director from 1999 to 2001. Mr. Taylor began his investment banking career at Toronto Dominion, where he was an Associate from 1990 to 1993. Mr. Taylor holds a Master of Arts degree in International Affairs from Columbia University and a Bachelor of Arts degree in Economics from McGill University.

Charles G. Ward has served as our Director since October 2007.    Mr. Ward has served as President and Chairman of the Asset Management Group of Lazard Ltd since May 2005. Mr. Ward has served as President and a Managing Director of Lazard Group since February 2002. Prior to joining Lazard, he was variously the Head or Co-Head of Global Investment Banking and Private Equity of Credit Suisse First Boston, or “CSFB,” from February 1994 to February 2002. Mr. Ward also served as a member of the Executive Board of CSFB from February 1994 to February 2002 and as President of CSFB from April 2000 to November 2000. Prior to joining CSFB, Mr. Ward co-founded Wasserstein Perella Group in February 1988 and served as President of Wasserstein Perella & Co. from January 1990 to February 1994. Prior to serving at Wasserstein Perella & Co., Mr. Ward was Co-Head of Mergers and Acquisitions and the Media Group at The First Boston Corporation where he worked from July 1979 to February 1988.

Thomas Dooley has served as our Director since October 2007.    Mr. Dooley has been Senior Executive Vice President and Chief Administrative Officer of Viacom Inc. since September 2006, and Chief Financial Officer of Viacom Inc. since January 2007. Mr. Dooley has also served on Viacom Inc.’s Board of Directors since January 2006. He was Co-Chairman and Chief Executive Officer of DND Capital Partners, a private equity firm specializing in media and telecommunications investments, from May 2000 to September 2006. Prior to co-founding DND Capital Partners, Mr. Dooley was Deputy Chairman of the former Viacom Inc. He was also a member of the former Viacom Inc.’s Executive Committee, and held the title of Executive Vice President,

Finance, Corporate Development and Communications. He also served on the former Viacom Inc.’s Board of Directors from 1996 to 2000. Mr. Dooley joined the former Viacom Inc. in 1980 and also held various divisional and corporate positions, including Senior Vice President, Corporate Development; President, Interactive Television; and Vice President, Finance, and Treasurer. Mr. Dooley holds a Bachelor of Science degree from St. John’s University and Masters of Business Administration degree from the New York University Graduate School of Business.

R. Ian Molson has served as our Director since October 2007.    Mr. Molson is a Partner and Director of Lennox Investment Management LLP, a London residential property investment fund. Mr. Molson has served as Chairman of the Board of Directors of World Golf Systems since 2006. Mr. Molson has also served as a Director of Alphatec Spine Inc. since 2005, Cayzer Continuation Protected Cell Company Ltd since 2004 and Healthpoint Capital LLC since 2002. From 2002 to 2005, Mr. Molson was a Director of Sagitta Asset Management Ltd and Sagitta Investment Advisers Ltd. From 1999 to 2004, Mr. Molson was Deputy Chairman of the Board and Chairman of the Executive Committee of Molson Inc. From 1977 to 1997, Mr. Molson was employed by CSFB. From 1993 to 1997, he served as Head of its Investment Banking Department in Europe, a position which encompassed all corporate finance, corporate advisory and mergers and acquisitions businesses in Europe, Russia, Africa and the Middle East. Mr. Molson holds a Bachelor of Arts with Honors degree from Harvard University.

David M. Schizer has served as our Director since October 2007.    Dean Schizer became the 14th Dean of Columbia Law School on June 21, 2004. Before becoming dean, he was the Wilbur H. Friedman Professor of Tax Law, teaching U.S. federal income taxation, the taxation of financial instruments, corporate tax, professional ethics, tax policy, and a special course on transactions. In 2003, Dean Schizer received the Law School’s Willis L.M. Reese Prize for Excellence in Teaching. After receiving B.A. and M.A. degrees in history and subsequently a J.D. from Yale, Dean Schizer clerked for U.S. Court of Appeals Judge Alex Kozinski and U.S. Supreme Court Justice Ruth Bader Ginsburg. He practiced law in the tax department of Davis, Polk & Wardwell in New York before joining the Columbia Law School faculty in 1998.

Ronald J. Kramer has served as our Director since October 2007.    Mr. Kramer has been President and a Director of Wynn Resorts, Limited, a publicly traded casino resort developer, since 2002. He has also served on Republic Property Trust’s Board of Trustees since 2006. Mr. Kramer was formerly an investment banker for over twenty years with experience in mergers and acquisitions and debt and equity financings. Mr. Kramer was a Managing Director of Dresdner Kleinwort Wasserstein and its predecessor, Wasserstein Perella & Co., from 1999-2001. Mr. Kramer is also a member of the Board of Directors of Monster Worldwide, Inc., a leading online career site, and Griffon Corporation, a diversified manufacturer. In addition, he is a director of Mt. Sinai Children’s Center Foundation. Mr. Kramer holds a Bachelor of Science degree from the Wharton School of the University of Pennsylvania and a Master of Business Administration from New York University.

None of our current officers or directors are currently, or have been in the past, associated with other blank check companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of common stock and our other equity securities. Directors, officers and greater than 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. During our fiscal year ending December 31, 2007, our directors were Donald G. Drapkin, Douglas C. Taylor, Charles G. Ward, Thomas Dooley, R. Ian Molson, David M. Schizer and Ronald J. Kramer, our officers were Donald G. Drapkin and Douglas C. Taylor, and Lazard Funding and Donald G. Drapkin each beneficially owned more than 10% of our common stock.

To our knowledge, based solely upon our review of the copies of such reports furnished to us, we believe that all of our directors, officers and greater than 10% stockholders have complied with the applicable Section 16(a) reporting requirements in a timely fashion.

Number and Terms of Office of Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Thomas Dooley and David M. Schizer, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Charles G. Ward and Ronald J. Kramer, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Donald G. Drapkin, Douglas C. Taylor and R. Ian Molson, will expire at the third annual meeting of stockholders. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition.

Audit Committee

We have established an audit committee of the board of directors, consisting of Ronald J. Kramer, as chairman, R. Ian Molson and Thomas Dooley, each of whom is an independent director under the American Stock Exchange’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•

reviewing and discussing with management and the independent registered public accounting firm the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Annual Report on Form 10-K;

•

discussing with management and the independent registered public accounting firm significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•

except as set forth in Item 13 below, approving reimbursement of expenses incurred by or payments or fees payable to our existing stockholders, officers, directors, Lazard or their affiliates in excess of $300,000 in the aggregate in any fiscal quarter;

•

reviewing the requirements of Article Sixth of our amended and restated certificate of incorporation at each quarterly meeting of the audit committee to determine compliance by us with the requirements thereof, and reviewing the terms of all agreements between us and any of our officers or directors included as exhibits to the Registration Statement at each quarterly meeting of the audit committee to determine whether the parties to each agreement are in compliance with such agreement. If any noncompliance is identified, then the audit committee shall immediately take all action necessary to rectify the noncompliance or otherwise cause compliance with the requirements of Article Sixth of our amended and restated certificate of incorporation or the terms and provisions of each agreement; and

•	reviewing and approving all other related-party transactions.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Ronald J. Kramer satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Audit Committee Report

The primary function of the Audit Committee is to assist the Board of Directors in its oversight of the Company’s financial reporting process. The Committee operates pursuant to a charter approved by our Board of Directors. Management is responsible for the Company’s financial statements, the overall reporting process and the system of internal controls, including internal control over financial reporting. The independent registered public accounting firm (“independent auditors”) is responsible for conducting annual audits and quarterly reviews of the Company’s financial statements and expressing an opinion as to the conformity of the annual financial statements with generally accepted accounting principles in the United States of America.

In the performance of its oversight function, the Committee has reviewed and discussed with management the Company’s audited financial statements as of and for the year ended December 31, 2007. The Committee has also discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. Finally the Committee has received and reviewed the written disclosures and the letter from the independent auditors required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended, by the Independence Standards Board, has considered whether the provision of other non-audit services, by the independent auditors to the Company is compatible with maintaining the independent auditors’ independence, and has discussed with the independent auditors the auditors’ independence.

It is not the duty or responsibility of the Committee to conduct auditing or accounting reviews or procedures. In performing their oversight responsibility, members of the Committee rely without independent verification on the information provided to them, and on the representations made, by management and the independent auditors. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s considerations and discussions do not assure that the audit of The Company’s financial statements has been carried out in accordance with generally accepted auditing standards or that the financial statements are presented in conformity with generally accepted accounting principles.

Based on the reviews and discussions referred to above, we have recommended to the Board of Directors that the financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 to be filed with the Securities and Exchange Commission.

Ronald J. Kramer (Chairman)

R. Ian Molson

Thomas Dooley

Nominating Committee

We have established a nominating committee of the board of directors, consisting of David M. Schizer, as chairman, R. Ian Molson and Thomas Dooley, each of whom is an independent director under the American

Stock Exchange’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Code of Ethics and Committee Charters

We have adopted a code of ethics that applies to our officers, directors and employees and have filed copies of our code of ethics and our board committee charters as exhibits to this Annual Report on Form 10-K. Our code of ethics may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a current report on Form 8-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

No executive officer has received any cash compensation for services rendered to us. However, Mr. Drapkin, our chairman, chief executive officer and president, is also currently Vice Chairman of Lazard International and Chairman of Lazard’s Investment Committee and receives compensation from Lazard or its affiliates. Mr. Taylor, a Managing Director of Lazard Frères & Co. LLC, a subsidiary of Lazard, and Mr. Ward, President and Chairman of the Asset Management Group of Lazard Ltd, each receive compensation from Lazard or its affiliates. We pay Lazard a fee of $15,000 per month for providing us with certain services, as well as the use of certain limited office space, including a conference room, in New York City. However, Lazard will also be reimbursed for any actual out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses, performing due diligence on suitable business combinations and travel expenses, meals and lodging incurred in visiting potential target businesses. There is no limit on the amount of these actual out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than the audit committee of our board of directors to the extent they are in excess of $300,000 in the aggregate in any fiscal quarter, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Unless we consummate the initial business combination, neither Lazard nor our officers and directors will receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account up to a maximum of $6,000,000 that may be released to us as working capital. We do not have a policy that prohibits Lazard or our officers and directors from negotiating for the reimbursement of such expenses by a target business or businesses. Such reimbursement payments will be subject to review and approval by our audit committee, which is comprised of independent directors, to the extent they are in excess of $300,000 in the aggregate in any fiscal quarter.

Compensation Committee Interlocks and Insider Participation

None. We do not currently have a compensation committee. No executive officer has received any cash compensation for services rendered to us. As described above, unless we consummate the initial business combination, neither Lazard nor our officers and directors will receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account up to a maximum of $6,000,000 that may be released to us as working capital. We do not have a policy that prohibits Lazard or our officers and directors from negotiating for the reimbursement of such expenses by a target business or businesses. Such reimbursement payments will be subject to review and approval by our audit committee, which is comprised of independent directors, to the extent they are in excess of $300,000 in the aggregate in any fiscal quarter.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

We have no compensation plans under which equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 14, 2008, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock
Lazard	20,144,000		20.1%
Donald G. Drapkin(2)(3)	4,000,000	(5)	4.0%
Douglas C. Taylor(2)(4)	333,333		*
Charles G. Ward(2)	266,667		*
Thomas Dooley(2)	64,000		*
R. Ian Molson(2)	64,000		*
David M. Schizer(2)	64,000		*
Ronald J. Kramer(2)	64,000		*
Millenco LLC(6)	5,331,400		5.3%
Brian Taylor(7)	5,979,150		6.0%
QVT Financial LP(8)	6,868,525		6.9%
All directors and executive officers as a group (7 individuals)	4,856,000		4.9%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 30 Rockefeller Plaza, 62nd Floor, New York, New York 10020.
(2)	Each of these individuals is a director of the Company.
(3)	Mr. Drapkin serves as Chairman, Chief Executive Officer and President.
(4)	Mr. Taylor serves as Chief Financial Officer and Secretary.
(5)	Includes 1,200,000 shares of common stock owned by the Donald G. Drapkin 2007 Trust.
(6)	Millennium Management LLC is the manager of Millenco LLC, and consequently may be deemed to have shared voting control and investment discretion over securities owned by Millenco LLC. The business address of Millenco LLC and Millennium Management LLC is 666 Fifth Avenue, New York, New York 10103. Israel A. Englander is the managing member of Millennium Management LLC. As a result, Mr. Englander may be deemed to have shared voting control and investment discretion over securities deemed to be beneficially owned by Millennium Management LLC. The business address of Mr. Englander is c/o Millennium Management LLC, 666 Fifth Avenue, New York, New York 10103. The foregoing information was derived solely from a Schedule 13G, as filed with the Securities and Exchange Commission on February 1, 2008.
(7)	Includes 5,979,150 shares of common stock beneficially owned by Pine River Capital Management L.P. Brian Taylor may be deemed to have beneficial ownership of these shares as a result of being the sole member of Pine River Capital Management LLC, the general partner of Pine River Capital Management L.P. The business address of Brian Taylor and Pine River Capital Management L.P. is 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305. Includes 5,899,450 shares of common stock beneficially owned by Nisswa Master Fund Ltd. Brian Taylor may be deemed to have beneficial ownership of these shares as a result of being a director of Nisswa Master Fund Ltd. The business address of Nisswa Master Fund Ltd. is c/o Pine River Capital Management L.P., 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305. The foregoing information was derived solely from a Schedule 13G, as filed with the Securities and Exchange Commission on February 5, 2008.
(8)	Includes 6,868,525 shares of common stock beneficially owned by QVT Financial GP LLC. QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 5,663,937 shares of common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 644,023 shares of common stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 560,565 shares of common stock. QVT Financial has the power to direct the vote and disposition of the common stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 6,868,525 shares of common stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account. Includes 6,307,960 shares of common stock beneficially owned by QVT Associates GP LLC. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of common stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 6,307,960 shares of common stock. The business address of QVT Financial, QVT Financial GP LLC and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. The foregoing information was derived solely from a Schedule 13G/A, as filed with the Securities and Exchange Commission on February 28, 2008.

Lazard and our Lazard-affiliated directors beneficially own approximately 24.7% of the issued and outstanding shares of our common stock. Because of the ownership block held by Lazard and our Lazard-affiliated directors, Lazard may be able to exercise considerable influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of the initial business combination.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On October 2, 2007, we issued 23,000,000 units, with such number of units giving effect to the split of the units that occurred on January 17, 2008, with each such unit consisting of one share of our common stock and one warrant with an exercise price of $7.50 per share, to Lazard and our directors for $143,750, at a purchase price of $0.00625 per unit on a post-split basis. On March 5, 2008, we redeemed an aggregate of 3,000,000 founder units on a post-split basis from Lazard Funding and our directors at a redemption price of $0.00625 per unit.

In connection with our initial public offering, Lazard and the other holders of founder units placed their founder units and insider warrants into an escrow account maintained by Mellon Investor Services LLC, acting as escrow agent. Any additional securities of the company acquired by Lazard or our officers and directors, either in our initial public offering or thereafter, will also be placed into escrow. Subject to certain limited exceptions (such as transfers (1) to employees of Lazard or us, (2) to an entity’s members upon its liquidation, (3) to relatives and trusts for estate planning purposes or (4) by private sales with respect to up to 33% of the founder units made at or prior to the consummation of a business combination at prices no greater than the price at which the securities were originally purchased from us, in each case where the transferee agrees to the terms of the escrow agreement), these securities will not be transferable during the escrow period and will not be released from escrow until, in the case of (i) the founder units, one year after the consummation of the initial business combination, (ii) the insider warrants, the 90th day after the consummation of the initial business combination and (iii) the 5,000,000 units purchased by Lazard in our initial public offering or the shares purchased in the open market, including pursuant to the limit orders described in this Annual Report on Form 10-K, if any, the 180th day after the consummation of the initial business combination. These securities may be released from escrow earlier than this date if, within the first year after we consummate a business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. Furthermore, notwithstanding anything to the contrary contained herein, Lazard may transfer up to two million units to LFCM Holdings or its subsidiaries or affiliates at the same price per unit paid by Lazard in our initial public offering at any time prior to the announcement of a business combination; provided that the transferee of such units agrees (i) to be bound by the escrow agreement, (ii) in the case of founder units, to vote all shares of common stock underlying such units in accordance with the majority of the shares of common stock voted by the public stockholders, and in the case of all other units, in favor of the initial business combination and in favor of an extension of our corporate existence to up to 36 months from January 17, 2008, the effective date of the Registration Statement on Form S-1 filed in connection with our initial public offering and (iii) to waive conversion and, to the extent such units are founder units, liquidation rights, with respect to the shares of common stock underlying such units.

During the escrow period, the holders of these shares or units will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, the holders of the founder units will not receive any portion of the liquidation proceeds with respect to the shares of common stock comprising part of the founder units.

Lazard purchased 5,000,000 units in our initial public offering at a price equal to the public offering price of $10.00 per unit (for an aggregate purchase price of $50,000,000). Lazard has agreed that such units will not be sold or transferred by it until 180 days after the consummation of our business combination, unless a liquidation occurs as described in this Annual Report on Form 10-K. Lazard has agreed to vote all of the shares of common stock included in such units in favor of the initial business combination and in favor of an extension of our corporate existence to up to 36 months from January 17, 2008, the effective date of our initial Registration Statement, in the event we have entered into a definitive agreement for, but have not yet consummated, our initial business combination. We received the entire aggregate gross proceeds from Lazard’s purchase and the underwriter did not receive any underwriting discounts or commissions on these units.

In connection with the vote required for any business combination or extension of our corporate existence, Lazard and our directors have agreed to vote the shares of common stock included in their founder units in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement shall not apply to shares included in units purchased in our initial public offering or purchased following our initial public offering in the open market by Lazard or our directors. Lazard and our directors have agreed to vote all shares of common stock acquired by them in our initial public offering or in the open market in favor of the initial business combination and in favor of an extension of our corporate existence to up to 36 months from January 17, 2008, the effective date of our initial Registration Statement, in the event we have entered into a definitive agreement for, but have not yet consummated, our initial business combination. Lazard and our officers and directors will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether included in or comprising part of the founder units or purchased by them in our initial public offering or in the open market.

Lazard purchased the insider warrants (for a total purchase price of $12,500,000) from us on a private placement basis simultaneously with the closing of our initial public offering. The insider warrants are identical to the warrants underlying the units sold in our initial public offering, except that the insider warrants have an exercise price of $7.50 per share and will be non-redeemable by us so long as they are held by Lazard or its permitted transferees and Lazard has agreed that the insider warrants will not be sold or transferred by it (except to employees of Lazard or to our directors at the same cost per warrant originally paid by them who agree to be bound by the same restrictions) until 90 days after the consummation of the initial business combination and the insider warrants will be exercisable even in the absence of an effective registration statement registering the insider warrants and the underlying shares of common stock.

In addition, Lazard has entered into an agreement with Citigroup Global Markets Inc. in accordance with Rule 10b5-1 under the Exchange Act pursuant to which it will place limit orders for up to $37,500,000 of our common stock commencing two business days after we file a preliminary proxy statement relating to our initial business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such initial business combination is to be approved, or earlier in certain circumstances. The limit orders will require Lazard to purchase any of our shares of common stock offered for sale at or below a price equal to the per-share value of the trust account as of the date of our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, filed prior to such purchase. The purchase of such shares will be made by Citigroup Global Markets Inc. or another broker dealer mutually agreed upon by Citigroup Global Markets Inc. and Lazard. It is intended that purchases pursuant to the limit orders will satisfy the conditions of Rule 10b-18(b) under the Exchange Act and the broker’s purchase obligation will otherwise be subject to applicable law, including Regulation M which may prohibit purchases under certain circumstances. Lazard has agreed to vote all shares of common stock purchased pursuant to such limit orders in favor of the initial business combination and in favor of an extension of our corporate existence to up to 36 months in the event we have entered into a definitive agreement for, but have not yet consummated, our initial business combination. As a result, Lazard may be able to influence the outcome of our initial business combination. Lazard will not be permitted to exercise conversion rights with respect to these shares but it will participate in any liquidation distribution with respect to any shares of common stock purchased pursuant to such limit orders. Lazard has agreed that it will not sell or transfer any shares of common stock purchased by it pursuant to this agreement until 180 days after we have completed an initial business combination.

We have agreed to pay Lazard $15,000 per month for administrative services, commencing January 17, 2008, through the earlier of the date of the initial business combination or our liquidation. In addition, we have undertaken to reimburse Lazard, monthly in arrears, all out-of-pocket expenses incurred by Lazard in performing these services. We believe that the fees charged by Lazard for the foregoing services are at least as favorable as we could have obtained from an unaffiliated third party. This services agreement between Lazard and us will terminate upon completion of a business combination or the distribution of the trust account to our public stockholders.

On October 1, 2007, Lazard Funding loaned us, in the form of a note, $100,000 for payment of offering expenses on our behalf. The note bore interest at a rate of 3.60% per year and was paid in full on January 24, 2008. The note was repaid out of the proceeds of our initial public offering and Financing Transaction not placed in trust.

There will be no fees or other cash payments paid by us to Lazard or our officers or directors prior to, or for any services they render in order to effectuate, the consummation of a business combination other than the following and those approved by the audit committee as provided below:

•	repayment of an aggregate of $100,000 note made by Lazard, which accrued interest at a rate of 3.60% per annum;

•

payment of $15,000 per month to Lazard for certain services, as well as the use of certain limited office space, including a conference room, in New York City which commenced on January 17, 2008 and will end on the earlier of our consummation of our initial business combination or our liquidation; and

•	reimbursement of out-of-pocket expenses incurred by them in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations.

Unless we consummate the initial business combination, neither Lazard nor our officers and directors will receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account up to a maximum of $6,000,000 that may be released to us as working capital. Lazard and our officers and directors may, as part of any business combination, negotiate the repayment of some or all of any such excess expenses. We do not have a policy that prohibits Lazard or our officers and directors from negotiating for the reimbursement of such expenses by a target business or businesses.

Except as set forth above, our audit committee, which is comprised of independent directors, will review and approve reimbursements, payments and fees made in excess of $300,000 in the aggregate in any fiscal quarter to our stockholders, any member of our management team or Lazard and any such reimbursements, payments or fees made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans in excess of $300,000 in the aggregate in any fiscal quarter, including any forgiveness of loans, will require prior approval by our audit committee who had access, at our expense, to independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no disinterested “independent” directors, our disinterested directors) determine that the terms of such transaction are expected to be no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Director Independence

Our board of directors has determined that Thomas Dooley, R. Ian Molson, David M. Schizer and Ronald J. Kramer are “independent directors” as defined in Rule 10A-3 of the Exchange Act and as defined by the rules of the American Stock Exchange.

Item 14.	Principal Accounting Fees and Services

Audit Fees

During the fiscal year ended December 31, 2007, we paid, or expect to pay, our independent registered public accounting firm $75,000 for the services they performed related to such year, including the financial statements issued in connection with our initial public offering on Form S-1 filed with the Securities and Exchange Commission, and the December 31, 2007 audit and this Annual Report on Form 10-K.

Audit-Related Fees

During the fiscal year ended December 31, 2007, we paid, or expect to pay, our independent registered public accounting firm $85,000 for the services they performed throughout the year reasonably related to the performance of the audit or review of financial statements, including the comfort letter issued in connection with our initial public offering, and consents and other services related to our initial public offering.

Tax Fees

During 2007, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2007, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Pre-Approval Policy

Since our audit committee was not formed until January 11, 2008 in connection with our initial public offering, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Exchange Act, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the Committee will pre-approve all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements:

See index on page F-1.

(b)	Exhibits:

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

(c)	Financial Statement Schedules:

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Sapphire Industrials Corp.:

We have audited the accompanying balance sheet of Sapphire Industrials Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2007, and the related statements of operations, cash flows and stockholders’ equity for the period from September 27, 2007 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the period from September 27, 2007 (date of inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company will only continue in existence for a specified period if a business combination is not consummated.

/s/     Deloitte & Touche LLP

New York, New York

January 28, 2008 (except for Note 9, as to which the date is March 20, 2008)

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

BALANCE SHEET

December 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$71,053
Interest receivable	311
Deferred offering costs	1,359,131

Total Assets	$1,430,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued expenses	$1,187,119
Note payable, stockholder	100,000

Total Current Liabilities	1,287,119

Stockholders’ Equity:
Preferred stock, $0.001 par value per share (1,000,000 shares authorized; none issued or outstanding)	—
Common stock, $0.001 par value per share (300,000,000 shares authorized; 23,000,000 shares issued and outstanding)(*)	23,000
Additional paid-in capital(*)	120,750
Deficit accumulated during the development stage	(374)

Total Stockholders’ Equity	143,376

Total Liabilities and Stockholders’ Equity	$1,430,495

(*)	Common stock and additional paid-in capital are retroactively adjusted as of December 31, 2007 to reflect the impact of a 1.6 for 1 split of Founder Units on January 17, 2008—see Note 6.

See notes to financial statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

STATEMENT OF OPERATIONS

For the Period September 27, 2007 (Date of Inception) to December 31, 2007

Revenue:

Interest income	$1,358

Expenses:

Formation and other costs	832

Interest expense	900

Total expenses	1,732

Loss Before Income Taxes	(374)

Income Taxes	—

Net Loss	$ (374)

Net Loss Per Share(*):

Weighted average shares outstanding, basic and diluted	23,000,000

Net loss per share, basic and diluted	$0.00

(*)	Weighted average number of shares and net loss per share amounts are retroactively adjusted to reflect the impact of a 1.6 to 1 split of Founder Units on January 17, 2008—see Note 6.

See notes to financial statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

STATEMENT OF CASH FLOWS

For the Period September 27, 2007 (Date of Inception) to December 31, 2007

Cash Flows Provided By Operating Activities:
Net loss	$(374)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in interest receivable	(311)
Increase in accrued expenses	1,732

Net Cash Provided By Operating Activities	1,047

Cash Flows From Financing Activities:
Proceeds from sale of Founder Units	143,750
Proceeds from note payable	100,000
Payments for deferred offering costs (see Note 8)	(173,744)

Net Cash Provided By Financing Activities	70,006

Net Increase In Cash	71,053
Cash And Cash Equivalents At Beginning Of Period	—

Cash And Cash Equivalents At End Of Period	$71,053

Supplemental Disclosure Of Non-Cash Financing Activities:
Deferred offering costs included in accrued expenses	$1,185,387

See notes to financial statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period September 27, 2007 (Date of Inception) to December 31, 2007

	Common Stock(*)		Additional Paid-in Capital (*)	Deficit Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
Balance at September 27, 2007 (date of inception)	—	$—	$—	$—	$—

Proceeds from issuance of Founder Units to Initial Stockholders	23,000,000	23,000	120,750	—	143,750
Net loss	—	—	—	(374)	(374)

Balance at December 31, 2007	23,000,000	$23,000	$120,750	$(374)	$143,376

(*)	Common stock and additional paid-in capital as of December 31, 2007 are retroactively adjusted to reflect the impact of a 1.6 for 1 split of Founder Units on January 17, 2008—see Note 6.

See notes to financial statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION AND BUSINESS OPERATIONS

Sapphire Industrials Corp. (the “Company”) was incorporated in Delaware on September 27, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. The Company is considered in the development stage and is subject to the risks associated with development stage companies.

At December 31, 2007, the Company had not yet commenced any business operations. All activity through December 31, 2007 relates to the Company’s formation and preparation for its initial public offering (the “Public Offering”) and financing transaction (the “Financing Transaction”) described in Note 2. The Company has selected December 31 as its fiscal year-end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Financing Transaction, although substantially all of the net proceeds of the Public Offering and the Financing Transaction are intended to be applied toward consummating a business combination with an operating business or businesses (the “Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. On January 24, 2008, upon the closing of the Public Offering and the Financing Transaction, management placed substantially all of the net proceeds in a trust account (the “Trust Account”) that is required to be invested in money market funds that invest principally in either (i) short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or in (ii) tax exempt municipal bonds issued by governmental entities located within the United States. In addition, the Company is permitted to invest up to $10,000,000 in U.S. Treasury securities.

Until the earlier of (i) the consummation of the Business Combination or (ii) liquidation of the Company, the remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $6,000,000 of interest earned on the Trust Account balance may be released to the Company to fund our expenses and other working capital requirements and additional amounts may be released to the Company as necessary to satisfy tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business or businesses, will be required to submit such transaction for stockholder approval. In the event that less than a majority of the public stockholders voting at a meeting called for stockholders’ approval of the Business Combination vote in favor of the Business Combination or stockholders owning 33.33% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights (calculated on a cumulative basis with stockholders who exercise their conversion rights with respect to their shares in connection with any extension of the Company’s corporate existence to up to 36 months) described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Public Offering, which includes all of the officers and directors of the Company and Lazard Funding Limited LLC (“Lazard Funding”) (collectively the “Initial Stockholders”), purchased founder units (the “Founder Units”), which each consist of one share of the Company’s common stock (“Common Stock”) and one common stock purchase warrant (“Founder Warrants”). Lazard Funding is a wholly-owned subsidiary of Lazard Group LLC (“Lazard Group”). Lazard Group is an indirect subsidiary of Lazard Ltd (together with Lazard Funding and Lazard Group, referred to as “Lazard”). Lazard Ltd is a preeminent international financial advisory and asset management firm, and its shares of Class A common stock are traded on the New York Stock Exchange.

The Founder Warrants each entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $7.50 per share and become exercisable after the consummation of a Business Combination

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

if and when the sales price of the Common Stock exceeds a specified price level. The Founder Warrants, which expire on January 17, 2013, are subject to certain transfer restrictions, cannot be redeemed by the Company while they are owned by the Initial Stockholders or their permitted transferees, and, in the event of a liquidation as described below, the Founder Warrants will not participate in any distributions from the Trust Account and will expire worthless. The Initial Stockholders have agreed to vote the shares of Common Stock included in their Founder Units (“Founder Shares”), in accordance with the majority of the shares of Common Stock voted by the public stockholders with respect to any Business Combination. On all other matters other than an extension of the Company’s existence and in any case after consummation of a Business Combination, these voting safeguards will no longer be applicable and the Initial Stockholders will be able to vote their Founder Shares independently of the public stockholders. See Note 6 below for additional information regarding Founder Units.

Any public stockholder who votes against a Business Combination or an extension of the Company’s existence that is approved and consummated may demand at the time of such vote that the Company convert his or her shares into a pro rata share of the Trust Account. Accordingly, public stockholders holding up to 33.33% less one share of the aggregate number of shares owned by all public stockholders, cumulative with holders expressing conversion rights with respect to an extension of the Company’s existence to up to 36 months, may seek conversion of their shares in the event of a Business Combination. If such Business Combination or extension of the Company’s existence occurs, such public stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

The Company’s amended and restated certificate of incorporation was amended and restated on January 17, 2008, prior to the consumation of the Public Offering, to provide that the Company will continue in existence until 24 months from, January 17, 2008, the effective date of the registration statement for the Public Offering, and, unless the Company has completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purpose of winding up its affairs. However, if the Company has entered into a definitive agreement relating to a Business Combination within 24 months following the consummation of the Public Offering, and if the Company anticipates that it may not be able to consummate such Business Combination within the 24-month period, the Company may seek up to a 12-month extension to complete the Business Combination by calling a special (or annual) meeting of its stockholders for the purpose of soliciting their approval for such extension. In connection with the vote required for any such extension, the Initial Stockholders have agreed to vote their Founder Shares in accordance with the majority of the shares of Common Stock voted by the public stockholders. This voting arrangement does not apply to shares included in units purchased by Lazard and any other Initial Stockholder in the Public Offering or in the open market subsequent to the Public Offering (see Note 2 below), with respect to which Lazard and the other Initial Stockholders have agreed to vote all such shares (other than Founder Shares) in favor of both a Business Combination and an extension of the Company’s corporate existence to up to 36 months. Any public stockholders voting against the proposed extension will be eligible at the time of such vote to elect to convert their shares into a pro rata share of the Trust Account if the Company effects the extension. However, the Company will not effect the extension if a majority of the outstanding shares of Common Stock are not voted in favor of the extension or if 33.33% or more of the shares sold in the Public Offering vote against the proposed extension and elect to convert their shares into their pro rata share of the Trust Account.

Upon dissolution, the Company will distribute to all of the public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the Trust Account, inclusive of any interest, plus any remaining net assets. Pursuant to letter agreements the Initial Stockholders have entered into with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their Founder Units upon the Company’s liquidation.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Cash Equivalents and Concentration of Credit Risk—The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. The Company maintains its cash and cash equivalents in an uninsured brokerage account with a Lazard-affiliated entity. The Company has not experienced any losses in this account.

Deferred Offering Costs—Deferred offering costs consist primarily of printing, legal and professional fees and other costs that are directly related to the Public Offering and were charged to “Additional Paid-In Capital” upon the closing of the Public Offering. Such offering costs that were not yet paid as of December 31, 2007 are included within “Accrued Expenses” in the accompanying Balance Sheet.

Deferred Income Taxes—Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized. See Note 4 below for additional information relating to deferred income taxes.

Net Loss Per Share—Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.

Diluted net loss per share is computed by dividing net loss per share by the weighted average number of shares of Common Stock outstanding, plus to the extent dilutive, the incremental number of shares of Common Stock to settle outstanding common stock purchase warrants, as calculated using the treasury stock method. During the period ended December 31, 2007, the Founder Warrants were antidilutive and consequently the effect of their conversion into shares of Common Stock has been excluded from the calculation of diluted net loss per share.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could materially differ from those estimates.

New Accounting Pronouncements—Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

2.	SUBSEQUENT EVENT

Public Offering and Financing Transaction—Pursuant to a Registration Statement on Form S-1 declared effective by the SEC on January 17, 2008, (the “Registration Statement”), the Company sold in its Public Offering 80,000,000 units (“Units”), with each Unit comprised of one share of Common Stock and one Redeemable Common Stock Purchase Warrant (“Offering Warrant”), at a price of 10.00 per Unit. Gross proceeds from the Public Offering of $800,000,000 less current underwriting fees of $11,325,000 represent $788,675,000 in net proceeds to the Company, prior to other offering expenses, with such other offering expenses estimated to be approximately $1,850,000. Total underwriting fees related to the Public Offering aggregate $43,125,000, with $11,325,000 payable on closing of the Public Offering and $31,800,000

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

only payable upon the consummation of a Business Combination. If a Business Combination is not consummated, the deferred underwriting fee will not be paid to the underwriter. The agreement with the underwriter relating to the Public Offering also granted the underwriter an over-allotment option exercisable through February 16, 2008 to purchase an additional 12,000,000 Units at the public offering price of $10.00 per Unit, less an underwriting discount.

Lazard purchased 5,000,000 Units of the 80,000,000 Units sold in the Public Offering at a price equal to the Public Offering price of $10.00 per Unit and, subject to certain exceptions, has agreed that it will not sell or transfer such Units until 180 days after the closing of a Business Combination.

Each Offering Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $7.00 commencing the later of the completion of a Business Combination and January 17, 2009. There will be no distribution from the Trust Account with respect to the Offering Warrants in the event of a liquidation as described in Note 1 above. Offering Warrants not exercised prior to liquidation or January 17, 2012, the date of expiration, will expire worthless. The Company may call the Offering Warrants for redemption under certain circumstances, which includes during periods when the sales price of the Common Stock exceeds specified price levels. In that event, holders of the Offering Warrants may elect to exercise their Offering Warrants prior to the scheduled redemption date, however the Company has the option to require all holders who elect to exercise their Offering Warrants, do so on a “cashless basis”.

Additionally, the Company completed the Financing Transaction whereby it sold a total of 12,500,000 warrants (“Insider Warrants”), at $1.00 per Insider Warrant in a private placement transaction that took place simultaneously with the consummation of the Public Offering. The Insider Warrants, as well as a majority of the Founder Units, were purchased by Lazard.

The Insider Warrants are identical to the Offering Warrants described above, except that the Insider Warrants have an exercise price of $7.50 per share, cannot be redeemed by the Company while they are owned by Lazard or its permitted transferees and may be exercised even if a registration statement registering the underlying Common Stock is not effective. Both the Offering Warrants and the Insider Warrants will be recorded in “Additional Paid-In-Capital” because in no event will the exercise of a warrant result in the holder of a warrant being entitled to receive a net cash settlement or other consideration in lieu of physical settlement in shares of Common Stock. Lazard has agreed that, subject to certain exceptions, it will not sell or transfer the Insider Warrants until 90 days after consummation of a Business Combination.

As described in Note 1 above, all of the proceeds from the sale of the Insider Warrants have been placed in the Trust Account, along with substantially all of the proceeds from the Public Offering, and will be held there until the completion of a Business Combination or liquidation of the Company. At January 24, 2008, proceeds from the Public Offering and Financing Transaction that were placed in the Trust Account have been invested in money market funds ($790,198,716) and in U.S. Treasury securities ($9,451,284). If the Company does not complete a Business Combination and is forced to liquidate, the $12,500,000 of proceeds from the sale of the Insider Warrants will become part of the distribution to our public stockholders and the Insider Warrants will expire worthless.

Pursuant to agreements signed on January 17, 2008, the Initial Stockholders and the holder of the Insider Warrants are entitled to registration rights with respect to their Founder Units and Insider Warrants (or the underlying securities) as well as certain other securities owned or acquired by the Initial Stockholders. In addition, the Initial Stockholders and holder of the Insider Warrants (or the underlying securities) have certain

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

“piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

In addition, Lazard entered into an agreement with the underwriter pursuant to which it will place limit orders for up to $37,500,000 of the Company’s Common Stock commencing two business days after the Company files a proxy statement relating to the Business Combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such Business Combination is to be approved, or earlier in certain circumstances. The limit orders require Lazard to purchase any of the Company’s shares of Common Stock offered for sale at or below a price equal to the per share value of the Trust Account as of the date of the Company’s most recent annual report on Form 10-K or quarterly report on Form 10-Q, as applicable, filed prior to such purchase. Lazard will not be permitted to exercise conversion rights with respect to these shares but it will participate in any liquidation distribution with respect to any shares of Common Stock purchased pursuant to such limit orders. Lazard has agreed to vote all shares of Common Stock purchased pursuant to such limit orders in favor of a Business Combination and in favor of an extension of the Company’s corporate existence.

3.	NOTE PAYABLE, STOCKHOLDER

The Company issued an unsecured promissory note in an aggregate principal amount of $100,000 to Lazard Funding on October 1, 2007. The note bore interest at a rate of 3.60% per annum and was payable on the earlier of April 1, 2008 or seven days following the closing of the Public Offering. Due to the short-term nature of the note, the fair value of the note approximated its carrying amount. On January 24, 2008 the promissory note was prepaid by the Company.

4.	INCOME TAXES

Components of the Company’s deferred tax assets as of December 31, 2007 are as follows:

Net operating loss carry forward	$ 127
Less—valuation allowance	127

Total	$ —

As of December 31, 2007, management has recorded a full valuation allowance against its deferred tax assets because it does not believe it is more likely than not that sufficient taxable income will be generated.

The Company’s income tax benefit as reflected on the accompanying Statement of Operations are comprised of deferred federal income taxes. The effective tax rates differs from the statutory rate of 34% due to the establishment of the valuation allowance in the period ended December 31, 2007.

5.	COMMITMENT

The Company presently occupies certain office space provided by Lazard. Lazard has agreed to make such office space, including conference rooms in New York City, and administrative services available to the Company, until a Business Combination is consummated or the Company liquidates. The Company has agreed to pay Lazard $15,000 per month for such services commencing on January 17, 2008, the effective date of the Registration Statement, through the earlier of the date of the Business Combination or our liquidation.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

6.	EQUITY SECURITIES

Founder Units—As of December 31, 2007 the Company has issued and outstanding 23,000,000 Founder Units, with such number of Founder Units giving effect to a 1.6 to 1 split of the Units that occurred on January 17, 2008. The split was effected in order to ensure that the Founder Units comprise 20% of the outstanding Units immediately following the Public Offering, and assumed that the underwriter exercised its over-allotment option in full.

The Founder Warrants are recorded within “Additional Paid-In Capital” because in no event will the registered holder of a warrant be entitled to receive a net-cash settlement or other consideration in lieu of physical settlement in shares of Common Stock, even if the Common Stock underlying the Founder Warrants is not covered by an effective registration statement.

Common Stock—On January 17, 2008, subsequent to the end of the Company’s 2007 fiscal year, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of Common Stock to 600,000,000 from 300,000,000. The Company retained the $0.001 par value per share of its Common Stock after the split of the Units described above.

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors.

7.	RELATED PARTY

Management of the Company are also employees of Lazard, and accordingly have responsibilities at Lazard. They receive their compensation from Lazard.

8.	RESTATEMENT OF STATEMENT OF CASH FLOWS

Subsequent to the issuance of the financial statements for the periods ended December 31, 2007 and January 24, 2008 included in the Company’s Form 8-K filed on January 28, 2008, the Company concluded that the presentation in the statement of cash flows for payments of $173,744 of deferred offering costs as an operating activity should have been classified as a financing activity for the period ended December 31, 2007 and the cumulative period ended January 24, 2008. Accordingly, the accompanying statement of cash flows has been corrected to reflect this reclassification with respect to the period ended December 31, 2007 and the Company has amended its Form 8-K to reflect this correction.

9.	REDEMPTION OF FOUNDER UNITS

On March 5, 2008, the Company redeemed an aggregate of 3,000,000 Founder Units, on a post-split basis, at a redemption price of $0.00625 per Unit as a result of the expiration of the underwriter’s over-allotment option on February 16, 2008 with no exercise thereof so that Founder Units, in the aggregate, comprise 20% of the Company’s issued and outstanding Units immediately after the Public Offering.

*****

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated By-laws.

4.1	Specimen Unit Certificate.*

4.2	Specimen Common Stock Certificate.*

4.3	Specimen Warrant Certificate.*

4.4	Warrant Agreement between the Registrant and Mellon Investor Services LLC dated January 17, 2008.

10.1	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Lazard dated January 24, 2008.

10.2	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Donald G. Drapkin dated January 24, 2008.

10.3	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Douglas C. Taylor dated January 24, 2008.

10.4	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Charles G. Ward dated January 24, 2008.

10.5	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Thomas Dooley dated January 24, 2008.

10.6	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and R. Ian Molson dated January 24, 2008.

10.7	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and David M. Schizer dated January 24, 2008.

10.8	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Ronald J. Kramer dated January 24, 2008.

10.9	Trust Account Agreement between Mellon Bank, N.A. and the Registrant dated January 17, 2008.

10.10	Securities Escrow Agreement between the Registrant, Mellon Investor Services LLC and the securityholders named therein dated January 17, 2008.

10.11	Letter Agreement between Lazard and Registrant regarding administrative support dated January 17, 2008.

10.12	Promissory Note issued to Lazard Funding Limited LLC.*

10.13	Registration Rights Agreement among the Registrant and Lazard Funding Limited LLC dated January 17, 2008.

10.14	Amended and Restated Warrant Subscription Agreement between the Registrant and Lazard Funding Limited LLC dated January 14, 2008.

10.15	Initial Unit Subscription Agreement between the Registrant and Lazard Funding Limited LLC.*

10.16	Initial Unit Subscription Agreement between the Registrant and Donald G. Drapkin.*

10.17	Initial Unit Subscription Agreement between the Registrant and Douglas C. Taylor.*

10.18	Initial Unit Subscription Agreement between Registrant and Charles G. Ward.*

10.19	Initial Unit Subscription Agreement between the Registrant and Thomas Dooley.*

Exhibit No.	Description
10.20	Initial Unit Subscription Agreement between the Registrant and R. Ian Molson.*

10.21	Initial Unit Subscription Agreement between the Registrant and David M. Schizer.*

10.22	Initial Unit Subscription Agreement between the Registrant and Ronald J. Kramer.*

10.23	Letter Agreement between Lazard Funding Limited LLC and Citigroup Global Markets Inc. regarding open market share purchases dated January 9, 2008.

14	Code of Ethics.

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

99.1	Audit Committee Charter.

99.2	Nominating Committee Charter.

*	Incorporated by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 24th day of March, 2008.

SAPPHIRE INDUSTRIALS CORP.

By:	/s/ Donald G. Drapkin
Name:	Donald G. Drapkin
Title:	Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Donald G. Drapkin Donald G. Drapkin	Chairman of the Board, Chief Executive Officer and President (Principal executive officer)	March 24, 2008

/s/ Douglas C. Taylor Douglas C. Taylor	Chief Financial Officer, Secretary and Director (Principal financial and accounting officer)	March 24, 2008

/s/ Charles G. Ward Charles G. Ward	Director	March 24, 2008

/s/ Thomas Dooley Thomas Dooley	Director	March 24, 2008

/s/ R. Ian Molson R. Ian Molson	Director	March 24, 2008

/s/ David M. Schizer David M. Schizer	Director	March 24, 2008

/s/ Ronald J. Kramer Ronald J. Kramer	Director	March 24, 2008