Form 10-Q
period 2008-03-31
Sapphire Industrials Corp.
filed 2008-05-12
CIK 1414255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☒      Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of outstanding shares of the Registrant’s common stock as of April 30, 2008 was 100,000,000.

SAPPHIRE INDUSTRIALS CORP.

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Page
Condensed Balance Sheets as of March 31, 2008 and December 31, 2007	2
Condensed Statements of Operations for the three month period ended March 31, 2008 and the period September 27, 2007 (date of inception) to March 31, 2008	3
Condensed Statements of Cash Flows for the three month period ended March 31, 2008 and the period September 27, 2007 (date of inception) to March 31, 2008	4
Condensed Statement of Changes in Stockholders’ Equity for the period September 27, 2007 (date of inception) to March 31, 2008	5
Notes to Condensed Financial Statements	6

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$505,143	$71,053
Cash and cash equivalents held in trust	795,761,755	—
U.S. Treasury securities held in trust	9,245,430	—
Interest receivable	1,938	311
Prepaid expenses	184,399	—
Deferred offering costs	—	1,359,131

Total current assets	805,698,665	1,430,495
Other assets	200,000	—

Total Assets	$805,898,665	$1,430,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Deferred underwriting fee	$31,800,000	$—
Accrued expenses	1,205,770	1,187,119
Accrued income taxes payable	1,835,144	—
Note payable, stockholder	—	100,000

Total current liabilities	34,840,914	1,287,119

Trust Assets Applicable To Common Stock Subject To Possible Conversion (26,663,999 shares)	266,523,335	—
Deferred Trust Income Attributable To Common Stock Subject To Possible Conversion (net of taxes of $624,942)	1,160,607	—

Commitment

Stockholders’ Equity:
Preferred stock, $0.001 par value per share (1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock, $0.001 par value per share (600,000,000 and 300,000,000 shares authorized, and 100,000,000 and 23,000,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively) (includes 26,663,999 common shares subject to possible conversion at March 31, 2008)(*)	100,000	23,000
Additional paid-in capital(*)	501,026,665	120,750
Earnings/(deficit) accumulated during the development stage	2,264,116	(374)
Accumulated other comprehensive loss, net of taxes	(16,972)	—

Total Stockholders’ Equity	503,373,809	143,376

Total Liabilities and Stockholders’ Equity	$805,898,665	$1,430,495

(*)	Common stock and additional paid-in capital are retroactively adjusted as of December 31, 2007 to reflect the impact of a 1.6 for 1 split of Founder Units on January 17, 2008 - see Note 7.

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	January 1, 2008 to March 31, 2008	September 27, 2007 (Date of Inception) to March 31, 2008
Revenue:

Investment income	$5,390,061	$5,391,419

Expenses:

Formation and other costs	58,194	59,026

Professional services	25,000	25,000

Administrative services	37,258	37,258

Interest expense	230	1,130

Total expenses	120,682	122,414

Income Before Income Taxes	5,269,379	5,269,005

Income Taxes	1,844,282	1,844,282

Net Income	3,425,097	3,424,723

Deferred Trust Income Attributable To Common Stock Subject To Possible Conversion, Net Of Taxes of $624,942	(1,160,607)	(1,160,607)

Net Income Attributable To Common Stock	$2,264,490	$2,264,116

Net Income Per Common Share(*):

Weighted average common shares outstanding:
Basic and diluted	61,998,330	41,977,797

Net income per common share:
Basic and diluted	$0.04	$0.05

(*)	Weighted average number of common shares and net income per share amounts are retroactively adjusted to reflect the impact of a 1.6 to 1 split of Founder Units on January 17, 2008 - see Note 7.

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	January 1, 2008 to March 31, 2008	September 27, 2007 (Date of Inception) to March 31, 2008
Cash Flows From Operating Activities:
Net income attributable to common stock	$2,264,490	$2,264,116
Adjustments to reconcile net income attributable to common stock to net cash used in operating activities:
Deferred trust income attributable to common stock subject to possible conversion, net of taxes	1,160,607	1,160,607
Interest earned on assets held in trust	(5,383,295)	(5,383,295)
Change in operating assets and liabilities:
Increase in interest receivable	(1,627)	(1,938)
Increase in prepaid and other assets	(384,399)	(384,399)
Increase in accrued expenses	18,651	20,383
Increase in accrued income taxes payable	1,844,282	1,844,282

Net Cash Used In Operating Activities	(481,291)	(480,244)

Cash Flows From Investing Activities:
Cash and cash equivalents held in trust	(790,418,323)	(790,418,323)
U.S. Treasury securities held in trust	(9,231,677)	(9,231,677)

Net Cash Used In Investing Activities	(799,650,000)	(799,650,000)

Cash Flows From Financing Activities:
Proceeds from sale of Founder Units	—	143,750
Payments for partial redemption of Founder Units	(18,750)	(18,750)
Proceeds from note payable	—	100,000
Repayment of note payable	(100,000)	(100,000)
Payments for deferred offering costs	(490,869)	(664,613)
Proceeds from Public Offering, net of estimated expenses of $11,325,000	788,675,000	788,675,000
Proceeds from issuance of Insider Warrants	12,500,000	12,500,000

Net Cash Provided By Financing Activities	800,565,381	800,635,387

Net Increase In Cash	434,090	505,143
Cash And Cash Equivalents At Beginning of Period	71,053	—

Cash And Cash Equivalents At End of Period	$505,143	$505,143

Supplemental Disclosure Of Non-Cash Investing And Financing Activities:
Interest earned on assets held in trust	$5,383,295	$5,383,295

Deferred underwriting fee included in additional paid-in capital	$31,800,000	$31,800,000

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock(*)		Additional Paid-in Capital (*)	Earnings/ (Deficit) Accumulated During the Development Stage	Accumulated Other Comprehensive Loss, Net of Taxes	Stockholders’ Equity
	Shares	Amount
Balance at September 27, 2007 (date of inception)	—	$—	$—	$—	$—	$—
Proceeds from issuance of Founder Units to Initial Stockholders	23,000,000	23,000	120,750			143,750
Net loss				$(374)		(374)

Balance at December 31, 2007	23,000,000	23,000	120,750	(374)		143,376

Net proceeds from issuance of Units in Public Offering (includes 26,663,999 shares of common stock subject to possible conversion)	80,000,000	80,000	754,945,000			755,025,000

Less 26,663,999 shares of common stock subject to possible conversion			(266,523,335)			(266,523,335)

Proceeds from issuance of Insider Warrants			12,500,000			12,500,000

Net income attributable to common stock				2,264,490		2,264,490
Other comprehensive income (loss), net of taxes:
Unrealized losses on “available for sale” securities, net of taxes of $9,138					(16,972)	(16,972)

Comprehensive income						2,247,518

Redemption of Founder Units	(3,000,000)	(3,000)	(15,750)			(18,750)

Balance at March 31, 2008	100,000,000	$100,000	$501,026,665	$2,264,116	$(16,972)	$503,373,809

(*)	Common stock and additional paid-in capital as of December 31, 2007 are retroactively adjusted to reflect the impact of a 1.6 for 1 split of Founder Units on January 17, 2008 – see Note 7.

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Organization and Business Operations

Sapphire Industrials Corp. (the “Company”) was incorporated in Delaware on September 27, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. The Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises” (“SFAS No. 7”) and is subject to the risks associated with development stage companies.

At March 31, 2008, the Company had not yet commenced any business operations other than pursuing prospective acquisition candidates, and through March 31, 2008 our efforts have been limited to organizational activities; activities relating to our initial public offering (the “Public Offering”) and financing transaction (the “Financing Transaction”) described in Note 2; activities relating to identifying and evaluating prospective acquisition candidates; and activities relating to general corporate matters. We have not generated any revenues, other than investment income earned on the proceeds of our Public Offering and Financing Transaction. The Company has selected December 31 as its fiscal year-end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Financing Transaction, although substantially all of the net proceeds of the Public Offering and the Financing Transaction are intended to be applied toward consummating a business combination with an operating business or businesses (the “Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering and the Financing Transaction, management placed substantially all of the net proceeds in a trust account (the “Trust Account”) that is required to be invested in money market funds that invest principally in either (i) short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted by a recognized credit rating agency at the time of acquisition or (ii) tax exempt municipal bonds issued by governmental entities located within the United States. In addition, the Company is permitted to invest up to $10,000,000 in U.S. Treasury securities.

At March 31, 2008, the Trust Account assets are invested in money market funds ($795,761,755) and in U.S. Treasury securities ($9,245,430) and are reflected as “Cash And Cash Equivalents Held In Trust” and “U.S. Treasury Securities Held In Trust,” respectively, in the accompanying balance sheet as of that date — see Note 3. Until the earlier of (i) the consummation of the Business Combination or (ii) liquidation of the Company, the remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $6,000,000 of investment income earned on the Trust Account balance may be released to the Company to fund our expenses and other working capital requirements and additional amounts may be released to the Company as necessary to satisfy tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business or businesses, will be required to submit such transaction for stockholder approval. In the event that less than a majority of the public stockholders voting at a meeting called for stockholders’ approval of the Business Combination vote in favor of the Business Combination or stockholders owning 33.33% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights (calculated on a cumulative basis with stockholders who exercise their conversion rights with respect to their shares in connection with any extension of the Company’s corporate existence to up to 36 months) described below, the Business Combination will not be consummated. In connection with a vote on a Business Combination, a majority of the Company’s

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

outstanding shares of common stock (“Common Stock”) must also be voted in favor of an amendment to the Company’s amended and restated certificate of incorporation approving its perpetual existence. All of the Company’s stockholders prior to the Public Offering, which include all of the officers and directors of the Company and Lazard Funding Limited LLC (“Lazard Funding”) (collectively the “Initial Stockholders”), purchased founder units (the “Founder Units”), which each consist of one share of the Company’s Common Stock and one common stock purchase warrant (“Founder Warrants”). Lazard Funding is a wholly-owned subsidiary of Lazard Group LLC (“Lazard Group”). Lazard Group is an indirect subsidiary of Lazard Ltd (together with Lazard Funding and Lazard Group, referred to as “Lazard”). Lazard Ltd is a preeminent international financial advisory and asset management firm, and its shares of Class A common stock are traded on the New York Stock Exchange.

The Founder Warrants each entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $7.50 per share and become exercisable after the consummation of a Business Combination if and when the sales price of the Common Stock exceeds a specified price level. The Founder Warrants, which expire on January 17, 2013, are subject to certain transfer restrictions, cannot be redeemed by the Company while they are owned by the Initial Stockholders or their permitted transferees, and, in the event of a liquidation as described below, the Founder Warrants will not participate in any distributions from the Trust Account and will expire worthless. The Initial Stockholders have agreed to vote the shares of Common Stock included in their Founder Units (“Founder Shares”) in accordance with the majority of the shares of Common Stock voted by the public stockholders with respect to any Business Combination. On all other matters other than an extension of the Company’s existence and in any case after consummation of a Business Combination, these voting safeguards will no longer be applicable and the Initial Stockholders will be able to vote their Founder Shares independently of the public stockholders. See Note 7 below for additional information regarding Founder Units.

Any public stockholder who votes against a Business Combination or an extension of the Company’s existence that is approved and consummated may demand at the time of such vote that the Company convert his or her shares into a pro rata share of the Trust Account. Accordingly, public stockholders holding up to 33.33% less one share of the aggregate number of shares owned by all public stockholders, cumulative with holders expressing conversion rights with respect to an extension of the Company’s existence to up to 36 months, may seek conversion of their shares in the event of a Business Combination. If such Business Combination or extension of the Company’s existence occurs, such public stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In this respect, an aggregate of $267,683,942 has been classified as “Trust Assets Attributable To Common Stock Subject To Possible Conversion” and “Deferred Trust Income Attributable To Common Stock Subject To Possible Conversion, net of taxes” in the accompanying Condensed Balance Sheet at March 31, 2008.

The Company’s amended and restated certificate of incorporation provides that the Company will continue in existence until 24 months from the effective date of the registration statement governing the Public Offering and, unless the Company has completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purpose of winding up its affairs. However, if the Company has entered into a definitive agreement relating to a Business Combination within 24 months following the consummation of the Public Offering, and if the Company anticipates that it may not be able to consummate such Business Combination within the 24-month period, the Company may seek up to a 12-month extension to complete the Business Combination by calling a special (or annual) meeting of its stockholders for the purpose of soliciting their approval for such extension. In connection with the vote required for any such extension, the Initial Stockholders have agreed to vote their Founder Shares in accordance with the majority of the shares of Common Stock voted by the public stockholders. This voting arrangement does not apply to shares included in units purchased by Lazard and any other Initial Stockholder in the Public Offering or in the open market subsequent to

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

the Public Offering (see Note 2 below), with respect to which Lazard and the other Initial Stockholders have agreed to vote all such shares in favor of both a Business Combination and an extension of the Company’s corporate existence to up to 36 months. Any public stockholders voting against the proposed extension will be eligible at the time of such vote to elect to convert their shares into a pro rata share of the Trust Account if the Company effects the extension. However, the Company will not effect the extension if a majority of the outstanding shares of Common Stock are not voted in favor of the extension or if 33.33% or more of the shares sold in the Public Offering vote against the proposed extension and elect to convert their shares into their pro rata share of the Trust Account.

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

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”). The accompanying December 31, 2007 unaudited balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These adjustments are of a normal recurring nature. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Development Stage Company — The Company complies with the reporting requirements of SFAS No. 7.

Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Funds Held in Trust — A total of $799,650,000 of the net proceeds from the Public Offering, including $12,500,000 from the Financing Transaction and $31,800,000 of deferred underwriting commissions, has been placed in the Trust Account, with Mellon Bank N.A. serving as account agent. The Trust Account is invested in money market funds and U.S. Treasury Notes. As of March 31, 2008, the balance in the Trust Account was $805,007,185, which includes $5,383,295 of investment income earned on the funds held in the trust since its inception on January 24, 2008, representing approximately $10.06 per share of Common Stock before consideration of any applicable income taxes (excluding 20,000,000 Founder Shares which do not have liquidation rights). The Company made no withdrawals from the Trust Account through March 31, 2008; however, $5,106,710 of investment income was withdrawn by the Company in April, 2008 to pay income taxes ($1,900,651) on the investment income, and an amount for general and administrative expenses and for working capital purposes ($3,206,059).

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

U.S. Treasury Securities Held In Trust — U.S. Treasury Securities Held In Trust are considered “available for sale” investments under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), and are recorded at their fair value with any increase or decrease in fair value reported in “accumulated other comprehensive income, net of tax” until such time as they are realized and reclassified to earnings. Any declines in fair value of “available for sale” securities that are determined to be other than temporary would be charged to earnings at that time.

Deferred Offering Costs — Deferred offering costs consist of printing, legal and professional fees and various regulatory filing fees and other costs that are directly related to the Public Offering and were charged to “Additional Paid-In Capital” upon the closing of the Public Offering. Such offering costs that were not yet paid are included within “Accrued Expenses” in the accompanying Balance Sheets.

Deferred Underwriting Fee — Deferred underwriting fee represents the portion of the underwriter’s fee payable only upon consummation of a Business Combination (see Note 2 below).

Net Income Per Common Share — Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of Common Stock outstanding for the applicable periods. The weighted average number of shares of Common Stock issued and outstanding used for the computation of basic and diluted net income per common share for the three month period ended March 31, 2008 (61,998,330) and the period September 27, 2007 (date of inception) to March 31, 2008 (41,977,797) takes into account the number of Founders Shares outstanding for the respective periods and the shares of Common Stock (but not the 26,663,999 shares of Common Stock subject to possible conversion) sold in the Public Offering and outstanding since January 24, 2008. The exclusion of Common Stock subject to possible conversion gives effect to the fact that, upon the exercise of stockholder conversion rights, the Company may be required to redeem those shares for their pro rata portion of the Trust Account. As a result, the terms of the Common Stock subject to possible conversion are considered to be substantially different than those of the Common Stock. Increases in the conversion value of the Common Stock subject to possible conversion reduce the net income attributable to Common Stock.

An aggregate of 112,500,000 warrants, consisting of the Founder Warrants, Offering Warrants and the Insider Warrants (each defined herein and in Note 2 below) are contingently issuable shares and are excluded from the calculation of diluted net income per share.

New Accounting Pronouncements — As described above, the net proceeds from the Public Offering and Financing Transaction are intended to be applied towards the consummation of a Business Combination. In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) also requires the acquirer to expense costs relating to any acquisitions that close after December 31, 2008.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

2. PUBLIC OFFERING AND FINANCING TRANSACTION

Pursuant to a Registration Statement on Form S-1 declared effective by the SEC on January 17, 2008 (the “Registration Statement”), the Company sold in its Public Offering 80,000,000 units (“Units”), with each Unit comprised of one share of Common Stock and one Redeemable Common Stock Purchase Warrant (“Offering Warrant”), at a price of 10.00 per Unit. The Public Offering was consummated on January 24, 2008. Gross proceeds from the Public Offering of $800,000,000 less current underwriting fees of $11,325,000 resulted in $788,675,000 in net proceeds to the Company, prior to offering expenses and deferred underwriting fees. Total underwriting fees for the Public Offering were an aggregate of $43,125,000, with $11,325,000 payable on closing of the Public Offering and $31,800,000 only payable upon the consummation of a Business Combination. If a Business Combination is not consummated, the deferred underwriting fee will not be paid to the underwriter. The agreement with the underwriter relating to the Public Offering also granted the underwriter an over-allotment option to purchase an additional 12,000,000 Units at the public offering price of $10.00 per Unit, less an underwriting discount. The underwriter’s over-allotment option expired on February 16, 2008 with no exercise thereof.

Lazard purchased 5,000,000 Units of the 80,000,000 Units sold in the Public Offering at a price equal to the Public Offering price of $10.00 per Unit and, subject to certain exceptions, has agreed that it will not sell or transfer such Units until 180 days after the closing of a Business Combination.

Each Offering Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $7.00 commencing on the later of the completion of a Business Combination and January 17, 2009. There will be no distribution from the Trust Account with respect to the Offering Warrants in the event of a liquidation as described in Note 1 above. Offering Warrants not exercised prior to liquidation or January 17, 2012, the date of expiration, will expire worthless. The Company may call the Offering Warrants for redemption under certain circumstances, which includes during periods when the sales price of the Common Stock exceeds specified price levels. In that event, holders of the Offering Warrants may elect to exercise their Offering Warrants prior to the scheduled redemption date; however the Company has the option to require all holders who elect to exercise their Offering Warrants do so on a “cashless basis”.

Additionally, the Company completed the Financing Transaction whereby it sold a total of 12,500,000 warrants (“Insider Warrants”), at $1.00 per Insider Warrant, in a private placement transaction that took place simultaneously with the consummation of the Public Offering. The Insider Warrants, as well as a majority of the Founder Units, were purchased by Lazard.

The Insider Warrants are identical to the Offering Warrants described above, except that the Insider Warrants have an exercise price of $7.50 per share, cannot be redeemed by the Company while they are owned by Lazard or its permitted transferees and may be exercised even if a registration statement registering the underlying Common Stock is not effective. Both the Offering Warrants and the Insider Warrants are recorded in “Additional Paid-In-Capital” because in no event will the exercise of a warrant result in the holder of a warrant being entitled to receive a net cash settlement or other consideration in lieu of physical settlement in shares of Common Stock. Lazard has agreed that, subject to certain exceptions, it will not sell or transfer the Insider Warrants until 90 days after consummation of a Business Combination.

As described in Note 1 above, all of the proceeds from the sale of the Insider Warrants have been placed in the Trust Account, along with substantially all of the proceeds from the Public Offering, and will be held there until the completion of a Business Combination or liquidation of the Company. If the Company does not complete a Business Combination and is forced to liquidate, the $12,500,000 of proceeds from the sale of the Insider Warrants will become part of the distribution to the Company’s public stockholders and the Insider Warrants will expire worthless.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

Pursuant to agreements signed on January 17, 2008, the Initial Stockholders and the holder of the Insider Warrants are entitled to registration rights with respect to their Founder Units and Insider Warrants (or the underlying securities) as well as certain other securities owned or acquired by the Initial Stockholders. In addition, the Initial Stockholders and the holder of the Insider Warrants (or the underlying securities) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

In addition, Lazard entered into an agreement with the underwriter of the Public Offering pursuant to which it will place limit orders for up to $37,500,000 of the Company’s Common Stock commencing two business days after the Company files a proxy statement relating to the Business Combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such Business Combination is to be approved, or earlier in certain circumstances. The limit orders require Lazard to purchase any of the Company’s shares of Common Stock offered for sale at or below a price equal to the per share value of the Trust Account as of the date of the Company’s most recent annual report on Form 10-K or quarterly report on Form 10-Q, as applicable, filed prior to such purchase. Lazard will not be permitted to exercise conversion rights with respect to these shares but it will participate in any liquidation distribution with respect to any shares of Common Stock purchased pursuant to such limit orders. Lazard has agreed to vote all shares of Common Stock purchased pursuant to such limit orders in favor of a Business Combination and in favor of an extension of the Company’s corporate existence.

3. ASSET HELD IN TRUST

The cost, accrued interest, investment income received, gross unrealized losses, and fair value of assets held in trust, by major security type and class of security at March 31, 2008 are as follows:

	Cost	Accrued Interest (Net of Amortized Premium)	Investment Income Received	Gross Unrealized Losses	Fair Value
Available for sale:
U.S. Treasury Notes (mature on January 31, 2009)	$9,239,063	$32,477	$—	$(26,110)	$9,245,430
Cash equivalents:
Money market funds	790,410,937	—	5,350,818	—	795,761,755

Total assets held in trust	$799,650,000	$32,477	$5,350,818	$(26,110)	$805,007,185

The Company considers these investments “Level 1” in the fair value hierarchy pursuant to SFAS No. 157, “Fair Value Measurements”, which was adopted by the Company on January 1, 2008.

4. NOTE PAYABLE, STOCKHOLDER

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

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

5. INCOME TAXES

Income taxes for the three month period ended March 31, 2008 and for the period September 27, 2007 (date of inception) through March 31, 2008 represent Federal income taxes, all of which are current. The Company’s effective tax rate is 35% for the respective periods.

6. COMMITMENT

The Company presently occupies certain office space provided by Lazard. Lazard has agreed to make such office space, including conference rooms in New York City, and administrative services available to the Company until a Business Combination is consummated or the Company liquidates. The Company has agreed to pay Lazard $15,000 per month for such services commencing January 17, 2008, and, since such date, the Company has incurred and paid $37,258 with respect to this commitment.

7. EQUITY SECURITIES

Founder Units–As of December 31, 2007, the Company had issued and outstanding 23,000,000 Founder Units, with such number of Founder Units giving effect to a 1.6 to 1 split of the Units that occurred on January 17, 2008. The split was effected in order to ensure that the Founder Units comprise 20% of the outstanding Units immediately following the Public Offering, and assumed that the underwriter exercised its over-allotment option in full. Additionally, as a result of the expiration of the underwriters over-allotment option, on March 5, 2008 the Company redeemed 3,000,000 Founder Units, on a post-split basis, at a redemption price of $0.00625 per unit so that, in the aggregate, Founder Units comprise 20% of the Company’s issued and outstanding Units (without taking into account any separate trading of Common Stock and warrants issued as part of the Units in the Public Offering).

The Founder Warrants are recorded within “Additional Paid-In Capital” because in no event will the registered holder of a warrant be entitled to receive a net-cash settlement or other consideration in lieu of physical settlement in shares of Common Stock, even if the Common Stock underlying the Founder Warrants is not covered by an effective registration statement.

Common Stock–On January 17, 2008, the Company amended and restated its certificate of incorporation to increase the number of authorized shares of Common Stock to 600,000,000 from 300,000,000. The Company retained the $0.001 par value per share of its Common Stock after the split of the Units described above.

Preferred Stock–The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors.

8. RELATED PARTY

Management of the Company are also employees of Lazard, and accordingly have responsibilities at Lazard. They receive their compensation from Lazard.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion covers the period before and after our initial public offering. In addition, this discussion contains forward-looking statements that must be understood in the context of numerous risks and uncertainties, including, but not limited to, those described under “Risk Factors” in our registration statement on Form S-1 declared effective on January 17, 2008 (“the Form S-1”) and our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”).

Forward-Looking Statements

Management has included in Parts I and II of this Quarterly Report on Form 10-Q (the “Form 10-Q”), including in its “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Quarterly Report on Form 10-Q, statements that are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to a discrepancy from such forward looking statements include, but are not limited to, those described in our other filings with the Securities and Exchange Commission (the “SEC”), including the Form S-1 and Form 10-K.

Overview

We were formed on September 27, 2007 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses. We intend to utilize cash derived from the proceeds of our initial public offering, private placement of warrants, our capital stock, debt or a combination of cash, capital stock and debt, to effect one or more business combinations. On January 24, 2008, we consummated our initial public offering wherein we sold 80,000,000 units with each unit comprised of one share of common stock and one warrant, at a price of $10.00 per unit. Additionally, we sold 12,500,000 insider warrants, with an exercise price of $7.50 per share, at a price of $1.00 per insider warrant in a private placement transaction (the “Financing Transaction”) that took place simultaneously with the consummation of the initial public offering.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Through March 31, 2008, our efforts have been limited to organizational activities; activities relating to our initial public offering and financing transaction; activities relating to identifying and evaluating prospective acquisition candidates; and activities relating to general corporate matters. We have not generated any revenues, other than investment income earned on the proceeds of our initial public offering and Financing Transaction. We will not generate any operating revenues until after completion of a business combination. We will generate non-operating income in the form of investment income on assets held in trust until consummation of an initial business combination. For the three month period ended March 31, 2008, we earned investment income of $5,390,061, consisting of $5,383,295 of investment income on assets held in the trust and $6,766 of investment income earned on cash and cash equivalents held outside of the trust.

As of March 31, 2008, we had $505,143 of unrestricted cash and cash equivalents held outside the trust available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination and for general corporate matters. The following table shows the total assets held in the trust account through March 31, 2008:

Gross proceeds from our initial public offering of common stock and Financing Transaction placed in trust	$812,500,000
Underwriters’ fee	(11,325,000)
Estimated offering expenses as of January 24, 2008	(1,400,000)
Funds not placed in trust	(125,000)

Net cash placed in trust on January 24, 2008	799,650,000
Total investment income earned on assets held in trust, January 24, 2008 through March 31, 2008, net of unrealized loss of $26,110	5,357,185

Total assets held in trust account as of March 31, 2008	$805,007,185

Total trust assets attributable to Common Stock subject to possible conversion as of March 31, 2008 (net of taxes of $624,942)	$267,683,942

During the three month period ended March 31, 2008, we incurred an aggregate of $505,081 in expenditures (exclusive of costs of the initial public offering and Financing Transaction) for the following purposes:

•	premium associated with our director and officer liability insurance;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	administrative service fees;

•	regulatory fees; and

•	miscellaneous expenses.

Liquidity and Capital Resources

Our liquidity needs were satisfied, on January 24, 2008, through receipt of $799,775,000 of net proceeds from the initial public offering and Financing Transaction, of which $799,650,000 was placed in a trust and is more fully described below.

The net proceeds from the initial public offering and Financing Transaction, after deducting estimated offering expenses of $1,400,000 and underwriting discounts and commissions of $11,325,000 (excluding $31,800,000 of the deferred underwriter’s fee held in trust and payable upon the consummation of a business combination), were $799,775,000. The underwriter in our initial public offering agreed that $31,800,000 of the underwriting discounts and commissions will be deferred and will not be payable unless and until we consummate a business combination and, accordingly, such amount is held in trust.

We intend to use substantially all of the net proceeds of the initial public offering and Financing Transaction, including the assets held in the trust account (exclusive of deferred underwriting discounts and commissions of $31,800,000), to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We believe that the $125,000 of net proceeds of our initial public offering not held in the trust account, plus up to $6,000,000 of investment income earned on the trust account balance that may be released to us as well as amounts necessary for our tax obligations, will be sufficient to allow us to operate until at least January 17, 2010 (or until up to January 17, 2011 if extended pursuant to a stockholder vote), assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire, structuring, negotiating and consummating the business combination and meeting our obligations as a public company. We anticipate that we will incur approximately:

•

$4,440,000 of expenses for the search for target businesses and for the legal, accounting and other third party expenses attendant to the due diligence investigations by our officers and directors or others, and for structuring and negotiating of a business combination;

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

Recent Developments

On April 14, 2008, we withdrew $3,206,059 of investment income earned on the assets held in the trust account for anticipated disbursements and for general working capital purposes. On April 15, 2008, we withdrew $1,900,651 of additional investment income earned on the assets held in the trust account for the payment of estimated income taxes and filing fees for the 2008 income tax year.

Related Party Transactions

Commencing January 17, 2008, we are obligated, through the earlier of the date of the initial business combination or our liquidation, to pay to Lazard a monthly fee of $15,000 for general and administrative services. The Company paid Lazard $37,258 during the three month period ended March 31, 2008 for services provided under this agreement.

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

On October 2, 2007, Lazard Funding and our directors purchased, in a private placement, an aggregate of 23,000,000 founder units for an aggregate purchase price of $143,750, with such number of units giving effect to the split of the units that occurred on January 17, 2008 to ensure that the founder units comprise 20% of the outstanding units after our initial public offering, (assuming that the underwriter would exercise its over-allotment option in full) and with each founder unit consisting of one share of common stock and one warrant with an initial exercise price of $7.50 per share. On March 5, 2008, we redeemed an aggregate of 3,000,000 founder units, on a post-split basis, at a redemption price of $0.00625 per unit as a result of the expiration of the underwriter’s over-allotment option with no exercise thereof so that founder units, in the aggregate, comprise 20% of our issued and outstanding units (without taking into account any separate trading of common stock and warrants issued as part of the units in our initial public offering).

On January 24, 2008, Lazard Funding purchased from us, on a private placement basis simultaneously with the closing of the initial public offering, an aggregate of 12,500,000 warrants with an exercise price of $7.50 per share at a price of $1.00 per warrant (for a total purchase price of $12,500,000).

Lazard purchased 5,000,000 units in the initial public offering at a price equal to the public offering price of $10.00 per unit (for an aggregate purchase price of $50,000,000). Subject to certain exceptions, Lazard has agreed that any such units purchased in the initial public offering will not be sold or transferred by it until 180 days after the consummation of our business combination, unless a liquidation occurs. Lazard has agreed to vote all of the shares of common stock included in such units in favor of the initial business combination and in favor of an extension of our corporate existence until up to January 17, 2011 in the event we have entered into a definitive agreement for, but have not yet consummated, our initial business combination. The underwriter in our initial public offering did not receive any underwriting discounts or commissions with respect to these units.

In addition, on January 11, 2008 Lazard entered into an agreement with Citigroup Global Markets Inc. in accordance with Rule 10b5-1 under the Exchange Act pursuant to which it will place limit orders for up to $37,500,000 of our common stock commencing two business days after we file a preliminary proxy statement relating to our initial business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such initial business combination is to be approved, or earlier in certain circumstances. The limit orders will require Lazard to purchase any of our shares of common stock offered for sale at or below a price equal to the per-share value of the trust account as of the date of our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, filed prior to such purchase. The purchase of such shares will be made by Citigroup Global Markets Inc. or another broker dealer mutually agreed upon by Citigroup Global Markets Inc. and Lazard. It is intended that purchases pursuant to the limit orders will satisfy the conditions of Rule 10b-18(b) under the Exchange Act and the broker’s purchase obligation will otherwise be subject to applicable law, including Regulation M which may prohibit purchases under certain circumstances. Lazard has agreed to vote all shares of common stock purchased pursuant to such limit orders in favor of the initial business combination and in favor of an extension of our corporate existence until up to January 17, 2011 in the event we have entered into a definitive agreement for, but have not yet consummated, our initial business combination. As a result, Lazard may be able to influence the outcome of our initial business combination. Lazard will not be permitted to exercise conversion rights with respect to these shares but it will participate in any liquidation distribution with respect to any shares of common stock purchased pursuant to such limit orders. Lazard has agreed that it will not sell or transfer any shares of common stock purchased by it pursuant to such agreement until 180 days after we have completed an initial business combination.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities other than the general and administrative services agreement with Lazard, of which we are obligated, through the earlier of the date of the initial business combination or our liquidation, to pay a monthly fee of $15,000.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our balance sheet and results of operations are based upon our condensed financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the SEC regarding interim financial reporting as discussed in Note 1 of Notes to Condensed Financial Statements. The preparation of the Company’s financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to income taxes and investing activities. Management bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes that the critical accounting policies set forth below comprise the most significant estimates and judgments used in the preparation of its financial statements.

Cash Equivalents and Concentration of Credit Risk

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash and cash equivalents held in trust with Mellon Bank N.A., a financial institution with high credit ratings. In addition, the Company maintains its non-trust cash and cash equivalents in an uninsured brokerage account with a Lazard-affiliated entity. The Company has not experienced any losses on this account.

U.S. Treasury Securities Held In Trust

The Company considers its investment in U.S. Treasury securities “available for sale” investments under Statement of Financial Accounting Standards (“SFAS”) No. 115 and records these investments at their fair value, with any increase or decrease in fair value reported in “accumulated other comprehensive income (loss), net of tax”, until such time they are realized and reclassified to earnings. Any declines in fair value of “available for sale” securities that are determined to be other than temporary would be charged to earnings at that time. The U.S. Treasury securities held in trust at March 31, 2008 have a maturity date of January 31, 2009.

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of Common Stock outstanding for the applicable periods. The weighted average number of shares of Common Stock issued and outstanding used for the computation of basic and diluted net income per common share for the three month period ended March 31, 2008 (61,998,330) and the period September 27, 2007 (date of inception) to March 31, 2008 (41,977,797) takes into account the number of Founders Shares outstanding for the respective periods and the shares of Common Stock (but not the 26,663,999 shares of Common Stock subject to possible conversion) sold in the initial public offering and outstanding since January 24, 2008. The exclusion of Common Stock subject to possible conversion gives effect to the fact that, upon the exercise of stockholder conversion rights, the Company may be required to redeem those shares for their pro rata portion of the Trust Account. As a result, the terms of the Common Stock subject to possible conversion are considered to be substantially different than those of the Common Stock. Increases in the conversion value of the Common Stock subject to possible conversion reduce the net income attributable to Common Stock.

An aggregate of 112,500,000 warrants, consisting of the Founder Warrants, Offering Warrants and the Insider Warrants are contingently issuable shares and are excluded from the calculation of diluted net income per share.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could materially differ from those estimates.

Recently Issued Accounting Standards

As described above, the net proceeds from the initial public offering and Financing Transaction are intended to be applied towards the consummation of a Business Combination. In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” (“SFAS No. 141”) and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) also requires the acquirer to expense costs relating to any acquisitions that close after December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We were incorporated in Delaware on September 27, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at March 31, 2008, and had not yet commenced any operations. Through March 31, 2008, our efforts have been limited to organizational activities; activities relating to our initial public offering and Financing Transaction; activities relating to identifying and evaluating prospective acquisition candidates; and activities relating to general corporate matters. We did not have any financial instruments that were exposed to market risks at March 31, 2008 other than approximately $9 million of U.S. Treasury Notes, which mature on January 31, 2009, held in the trust.

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

Item 4.	Controls and Procedures

a. Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, the information relating to us that we are required to disclose in the reports that we file or submit under the Exchange Act and are effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Other than certain matters approved by unanimous written consent of our stockholders in connection with our initial public offering, including but not limited to the split of our common stock on January 17, 2008, no matters were submitted to a vote of our security holders in the three month period ended March 31, 2008.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

3.2	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

4.1	Warrant Agreement between the Registrant and Mellon Investor Services LLC dated January 17, 2008 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.1	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Lazard dated January 24, 2008 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.2	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Donald G. Drapkin dated January 24, 2008 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.3	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Douglas C. Taylor dated January 24, 2008 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.4	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Charles G. Ward dated January 24, 2008 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.5	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Thomas Dooley dated January 24, 2008 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.6	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and R. Ian Molson dated January 24, 2008 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.7	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and David M. Schizer dated January 24, 2008 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.8	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Ronald J. Kramer dated January 24, 2008 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.9	Trust Account Agreement between Mellon Bank, N.A. and the Registrant dated January 17, 2008 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.10	Securities Escrow Agreement between the Registrant, Mellon Investor Services LLC and the securityholders named therein dated January 17, 2008 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.11	Letter Agreement between Lazard and Registrant regarding administrative support dated January 17, 2008 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.12	Registration Rights Agreement among the Registrant and Lazard Funding Limited LLC dated January 17, 2008 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.13	Amended and Restated Warrant Subscription Agreement between the Registrant and Lazard Funding Limited LLC dated January 14, 2008 (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.14	Initial Unit Subscription Agreement between the Registrant and Lazard Funding Limited LLC (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

10.15	Initial Unit Subscription Agreement between the Registrant and Donald G. Drapkin (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

10.16	Initial Unit Subscription Agreement between the Registrant and Douglas C. Taylor (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

10.17	Initial Unit Subscription Agreement between Registrant and Charles G. Ward (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

10.18	Initial Unit Subscription Agreement between the Registrant and Thomas Dooley (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

10.19	Initial Unit Subscription Agreement between the Registrant and R. Ian Molson (Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

10.20	Initial Unit Subscription Agreement between the Registrant and David M. Schizer (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

10.21	Initial Unit Subscription Agreement between the Registrant and Ronald J. Kramer (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

10.22	Letter Agreement between Lazard Funding Limited LLC and Citigroup Global Markets Inc. regarding open market share purchases dated January 9, 2008 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008

SAPPHIRE INDUSTRIALS CORP.

By:	/S/ DONALD G. DRAPKIN
	Name:	Donald G. Drapkin
	Title:	Chairman, Chief Executive Officer and President

By:	/S/ DOUGLAS C. TAYLOR
	Name:	Douglas C. Taylor
	Title:	Chief Financial Officer, Secretary and Director