Form 10-Q
period 2008-06-30
Sapphire Industrials Corp.
filed 2008-07-31
CIK 1414255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of outstanding shares of the Registrant’s common stock as of July 31, 2008 was 100,000,000.

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

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$2,439,328	$71,053
Cash and cash equivalents held in trust	794,302,262	—
U.S. Treasury securities held in trust	9,142,741	—
Interest receivable	4,683	311
Prepaid expenses and deferred charges	442,034	—
Deferred offering costs	—	1,359,131

Total current assets	806,331,048	1,430,495
Other Assets	108,333	—

Total Assets	$806,439,381	$1,430,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Deferred underwriting fee	$31,800,000	$—
Accrued expenses	294,852	1,187,119
Note payable, stockholder	—	100,000

Total current liabilities	32,094,852	1,287,119

Trust Assets Applicable To Common Stock Subject To Possible Conversion (26,663,999 shares)	266,523,335	—
Deferred Trust Income Attributable To Common Stock Subject To Possible Conversion	1,264,875	—

Commitment

Stockholders’ Equity:
Preferred stock, $0.001 par value per share (1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock, $0.001 par value per share (600,000,000 and 300,000,000 shares authorized, and 100,000,000 and 23,000,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively) (includes 26,663,999 common shares subject to possible conversion at June 30, 2008)(*)	100,000	23,000
Additional paid-in capital(*)	501,026,665	120,750
Earnings/(deficit) accumulated during the development stage	5,608,375	(374)
Accumulated other comprehensive loss, net of taxes	(178,721)	—

Total Stockholders’ Equity	506,556,319	143,376

Total Liabilities and Stockholders’ Equity	$806,439,381	$1,430,495

(*)	Common stock and additional paid-in capital are retroactively adjusted as of December 31, 2007 to reflect the impact of a 1.6 for 1 split of Founder Units on January 17, 2008 - see Note 7.

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	September 27, 2007 (Date of Inception) to June 30, 2008
Revenue:

Investment income	$5,610,726	$11,000,787	$11,002,145

Expenses:

General and administrative expenses	182,298	277,750	278,582

Professional services	123,000	148,000	148,000

Interest expense	—	230	1,130

Total expenses	305,298	425,980	427,712

Income Before Income Taxes	5,305,428	10,574,807	10,574,433

Income Taxes	1,856,901	3,701,183	3,701,183

Net Income	3,448,527	6,873,624	6,873,250

Deferred Trust Income Attributable To Common Stock Subject To Possible Conversion	(104,268)	(1,264,875)	(1,264,875)

Net Income Attributable To Common Stock	$3,344,259	$5,608,749	$5,608,375

Net Income Per Common Share(*):

Weighted average common shares outstanding:
Basic and diluted	73,336,001	67,667,166	52,242,533

Net income per common share:
Basic and diluted	$0.05	$0.08	$0.11

(*)	Weighted average number of common shares and net income per share amounts are retroactively adjusted to reflect the impact of a 1.6 to 1 split of Founder Units on January 17, 2008 - see Note 7.

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	January 1, 2008 to June 30, 2008	September 27, 2007 (Date of Inception) to June 30, 2008
Cash Flows From Operating Activities:
Net income attributable to common stock	$5,608,749	$5,608,375
Adjustments to reconcile net income attributable to common stock to net cash provided by operating activities:
Investment income earned on assets held in trust account	(10,980,534)	(10,980,534)
Withdrawal of investment income earned on assets held in trust account	7,006,810	7,006,810
Deferred trust income attributable to common stock subject to possible conversion	1,264,875	1,264,875
Change in operating assets and liabilities:
Increase in interest receivable	(4,372)	(4,683)
Increase in prepaid, deferred and other assets	(550,366)	(550,366)
Increase in accrued expenses (exclusive of accrued costs related to financing activities)	286,897	288,629

Net Cash Provided by Operating Activities	2,632,059	2,633,106

Cash Flows From Investing Activities:
Cash and cash equivalents held in trust	(790,410,937)	(790,410,937)
U.S. Treasury securities held in trust	(9,239,063)	(9,239,063)

Net Cash Used In Investing Activities	(799,650,000)	(799,650,000)

Cash Flows From Financing Activities:
Proceeds from sale of Founder Units	—	143,750
Payments for partial redemption of Founder Units	(18,750)	(18,750)
Proceeds from note payable	—	100,000
Repayment of note payable	(100,000)	(100,000)
Payments for deferred offering costs	(1,670,034)	(1,843,778)
Proceeds from Public Offering, net of estimated expenses of $11,325,000	788,675,000	788,675,000
Proceeds from issuance of Insider Warrants	12,500,000	12,500,000

Net Cash Provided By Financing Activities	799,386,216	799,456,222

Net Increase In Cash	2,368,275	2,439,328
Cash And Cash Equivalents At Beginning of Period	71,053	—

Cash And Cash Equivalents At End of Period	$2,439,328	$2,439,328

Supplemental Disclosure Of Non-Cash Investing And Financing Activities:
Interest earned on assets held in trust	$3,973,724	$3,973,724

Deferred underwriting fee included in additional paid-in capital	$31,800,000	$31,800,000

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock(*)		Additional Paid-in Capital (*)	Earnings/ (Deficit) Accumulated During the Development Stage	Accumulated Other Comprehensive Loss, Net of Taxes	Stockholders’ Equity
	Shares	Amount
Balance at September 27, 2007 (date of inception)	—	$—	$—	$—	$—	$—
Proceeds from issuance of Founder Units to Initial Stockholders	23,000,000	23,000	120,750			143,750
Net loss				$(374)		(374)

Balance at December 31, 2007	23,000,000	23,000	120,750	(374)	—	143,376

Net proceeds from issuance of Units in Public Offering (includes 26,663,999 shares of common stock subject to possible conversion)	80,000,000	80,000	754,945,000			755,025,000

Less 26,663,999 shares of common stock subject to possible conversion			(266,523,335)			(266,523,335)

Proceeds from issuance of Insider Warrants			12,500,000			12,500,000

Net income attributable to common stock				5,608,749		5,608,749
Other comprehensive income (loss), net of taxes:
Unrealized loss on “available for sale” securities, net of taxes					(178,721)	(178,721)

Comprehensive income						5,430,028

Redemption of Founder Units	(3,000,000)	(3,000)	(15,750)			(18,750)

Balance at June 30, 2008	100,000,000	$100,000	$501,026,665	$5,608,375	$(178,721)	$506,556,319

(*)	Common stock and additional paid-in capital as of December 31, 2007 are retroactively adjusted to reflect the impact of a 1.6 for 1 split of Founder Units on January 17, 2008 – see Note 7.

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

At June 30, 2008, the Company had not yet commenced any business operations other than pursuing prospective acquisition candidates, and through June 30, 2008 our efforts have been limited to organizational activities; activities relating to our initial public offering (the “Public Offering”) and financing transaction (the “Financing Transaction”) described in Note 2; activities relating to identifying and evaluating prospective acquisition candidates; and activities relating to general corporate matters. We have not generated any revenues, other than investment income earned on the proceeds of our Public Offering and Financing Transaction. The Company has selected December 31 as its fiscal year-end.

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

At June 30, 2008, the Trust Account assets are invested in money market funds ($794,302,262) and in U.S. Treasury securities ($9,142,741) and are reflected as “Cash And Cash Equivalents Held In Trust” and “U.S. Treasury Securities Held In Trust,” respectively, in the accompanying balance sheet as of that date — see Note 3. Until the earlier of (i) the consummation of the Business Combination or (ii) liquidation of the Company, the remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $6,000,000 of investment income earned on the Trust Account balance may be released to the Company to fund its expenses and other working capital requirements and additional amounts may be released to the Company as necessary to satisfy tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business or businesses, will be required to submit such transaction for stockholder approval. In the event that less than a majority of the public stockholders voting at a meeting called for stockholders’ approval of the Business Combination vote in favor of the Business Combination or stockholders owning 33.33% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights (calculated on a cumulative basis with stockholders who exercise their conversion rights with respect to their shares in connection with any extension of the Company’s corporate existence to up to 36 months) described below, the Business Combination

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

will not be consummated. In connection with a vote on a Business Combination, a majority of the Company’s outstanding shares of common stock (“Common Stock”) must also be voted in favor of an amendment to the Company’s amended and restated certificate of incorporation approving its perpetual existence. All of the Company’s stockholders prior to the Public Offering, which include all of the officers and directors of the Company and Lazard Funding Limited LLC (“Lazard Funding”) (collectively the “Initial Stockholders”), purchased founder units (the “Founder Units”), which each consist of one share of the Company’s Common Stock and one common stock purchase warrant (“Founder Warrants”). Lazard Funding is a wholly-owned subsidiary of Lazard Group LLC (“Lazard Group”). Lazard Group is an indirect subsidiary of Lazard Ltd (together with Lazard Funding and Lazard Group, referred to as “Lazard”). Lazard Ltd is a preeminent international financial advisory and asset management firm, and its shares of Class A common stock are traded on the New York Stock Exchange.

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

Any public stockholder who votes against a Business Combination or an extension of the Company’s existence that is approved and consummated may demand at the time of such vote that the Company convert his or her shares into a pro rata share of the Trust Account. Accordingly, public stockholders holding up to 33.33% less one share of the aggregate number of shares owned by all public stockholders, cumulative with holders expressing conversion rights with respect to an extension of the Company’s existence to up to 36 months, may seek conversion of their shares in the event of a Business Combination. If such Business Combination or extension of the Company’s existence occurs, such public stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In this respect, an aggregate of $267,788,210 has been classified as “Trust Assets Attributable To Common Stock Subject To Possible Conversion” and “Deferred Trust Income Attributable To Common Stock Subject To Possible Conversion” in the accompanying Condensed Balance Sheet at June 30, 2008.

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

(UNAUDITED)

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

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”). The accompanying December 31, 2007 unaudited balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These adjustments are of a normal recurring nature. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The results of operations for the three month and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

Development Stage Company — The Company complies with the reporting requirements of SFAS No. 7.

Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Funds Held in Trust — A total of $799,650,000 of the net proceeds from the Public Offering, including $12,500,000 from the Financing Transaction and $31,800,000 of deferred underwriting commissions, has been placed in the Trust Account, with Mellon Bank N.A. serving as account agent. The Trust Account is invested in money market funds and U.S. Treasury Notes. As of June 30, 2008, the balance in the Trust Account was $803,445,003, which includes $10,980,534 of investment income earned on the funds held in the trust since its inception on January 24, 2008, representing approximately $10.04 per share of Common Stock before consideration

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

of any applicable income taxes (excluding 20,000,000 Founder Shares which do not have liquidation rights). During the three month period ended June 30, 2008, the Company withdrew $7,006,810 from the Trust Account to pay income taxes ($3,800,651) on the investment income, and an amount for general and administrative expenses, payments of accrued expenses and for working capital purposes ($3,206,159).

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

Net Income Per Common Share — Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of Common Stock outstanding for the applicable periods. The weighted average number of shares of Common Stock issued and outstanding used for the computation of basic and diluted net income per common share for the three month and six month periods ended June 30, 2008 (73,336,001 and 67,667,166, respectively) and the period September 27, 2007 (date of inception) to June 30, 2008 (52,242,533) take into account the number of Founders Shares outstanding for the respective periods and the shares of Common Stock (but not the 26,663,999 shares of Common Stock subject to possible conversion) sold in the Public Offering and outstanding since January 24, 2008. The exclusion of Common Stock subject to possible conversion gives effect to the fact that, upon the exercise of stockholder conversion rights, the Company may be required to redeem those shares for their pro rata portion of the Trust Account. As a result, the terms of the Common Stock subject to possible conversion are considered to be substantially different than those of the Common Stock. Increases in the conversion value of the Common Stock subject to possible conversion reduce the net income attributable to Common Stock.

An aggregate of 112,500,000 warrants, consisting of the Founder Warrants, Offering Warrants and the Insider Warrants (each defined herein and in Note 2 below) are contingently issuable shares and are excluded from the calculation of diluted net income per share.

Recent Accounting Pronouncements — As described above, the net proceeds from the Public Offering and Financing Transaction are intended to be applied towards the consummation of a Business Combination. In December 2007, the Financial Accounting Standards Board (“the FASB”) issued SFAS No. 141 (revised 2007) “Business Combinations”, (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) also requires the acquirer to expense costs relating to any acquisitions that close after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interest with separate disclosure of each component on the face of the consolidated income statement. It does not, however, impact the calculation of net income per share as such calculation will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied except that the presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company does not expect that the adoption of SFAS No. 160 will have a material impact on its financial statements unless the Company purchases less than a 100% interest in a business. If a purchase of less than 100% interest in a business occurs, any amounts that represent the equity of the noncontrolling interest would become a separate component of stockholders’ equity on the balance sheet. Additionally, any amounts that represent the net income of the noncontrolling interest on the statement of operations would no longer be included as a component in the determination of net income.

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

Each Offering Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $7.00 commencing on the later of the completion of a Business Combination and January 17,

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

2009. There will be no distribution from the Trust Account with respect to the Offering Warrants in the event of a liquidation as described in Note 1 above. Offering Warrants not exercised prior to liquidation or January 17, 2012, the date of expiration, will expire worthless. The Company may call the Offering Warrants for redemption under certain circumstances, which include during periods when the sales price of the Common Stock exceeds specified price levels. In that event, holders of the Offering Warrants may elect to exercise their Offering Warrants prior to the scheduled redemption date; however the Company has the option to require all holders who elect to exercise their Offering Warrants do so on a “cashless basis”.

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

(UNAUDITED)

Stock purchased pursuant to such limit orders. Lazard has agreed to vote all shares of Common Stock purchased pursuant to such limit orders in favor of a Business Combination and in favor of an extension of the Company’s corporate existence.

3. ASSETS HELD IN TRUST

The cost, accrued interest, investment income received, gross unrealized losses, and fair value of assets held in trust, by major security type and class of security at June 30, 2008 are as follows:

	Cost	Accrued Interest (Net of Amortized Premium)	Investment Income Received	Gross Unrealized Losses	Withdrawals	Fair Value
Available for sale:
U.S. Treasury Notes (mature on January 31, 2009)	$9,239,063	$82,399	$—	$(178,721)	$—	$9,142,741
Cash equivalents:
Money market funds	790,410,937	—	10,898,135	—	(7,006,810)	794,302,262

Total assets held in trust	$799,650,000	$82,399	$10,898,135	$(178,721)	$(7,006,810)	$803,445,003

The Company considers these investments “Level 1” in the fair value hierarchy pursuant to SFAS No. 157, “Fair Value Measurements”, which was adopted by the Company on January 1, 2008 with no material impact.

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

5. INCOME TAXES

Income tax expense for the three month and six month periods ended June 30, 2008 and for the period September 27, 2007 (date of inception) through June 30, 2008 represent Federal income taxes, all of which are current. The Company recorded a full valuation allowance of $62,552 on its deferred tax asset related to unrealized losses on available for sale securities, which eliminated the tax benefit in accumulated other comprehensive income. The Company’s effective tax rate is 35% for the respective periods. The Company’s accounting policy provides that interest and penalties related to income taxes, if any, are to be included in income tax expense.

6. COMMITMENT

The Company presently occupies certain office space provided by Lazard. Lazard has agreed to make such office space, including conference rooms in New York City, and administrative services available to the Company until a Business Combination is consummated or the Company liquidates. The Company has agreed to pay Lazard $15,000 per month for such services commencing January 17, 2008. The Company has incurred and paid $45,000, $82,258 and $82,258 for the three month and six month periods ended June 30, 2008 and the period September 27, 2007 (date of inception) to June 30, 2008, respectively, with respect to this commitment.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

On January 17, 2008, the Company entered into an administrative services agreement with Lazard, which is discussed in Note 6 above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”). This discussion covers the period before and after our initial public offering. In addition, this discussion contains forward-looking statements that must be understood in the context of numerous risks and uncertainties, including, but not limited to, those described under “Risk Factors” in our registration statement on Form S-1 declared effective on January 17, 2008 (“the Form S-1”) and our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”).

Forward-Looking Statements

Management has included in Parts I and II of this Form 10-Q, including in its “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q, statements that are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to a discrepancy from such forward looking statements include, but are not limited to, those described in our other filings with the Securities and Exchange Commission (the “SEC”), including the Form S-1 and Form 10-K.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Through June 30, 2008, our efforts have been limited to organizational activities; activities relating to our initial public offering and financing transaction; activities relating to identifying and evaluating prospective acquisition candidates; and activities relating to general corporate matters. We have not generated any revenues, other than investment income earned on the proceeds of our initial public offering and Financing Transaction. We will not generate any operating revenues until after completion of a business combination. Until we consummate a business combination (or until the Company dissolves and liquidates) we will generate non-operating income in the form of investment income on our cash and cash equivalents and short-term investments which are held in the trust account we established upon completion of our initial public offering. We have incurred costs and expenses that include professional fees, insurance, offering costs, fees under the administrative services agreement, regulatory fees, travel and other miscellaneous expenses.

Net Income

Net income of $3,448,527 for the three month period ended June 30, 2008 consisted of investment income primarily on the assets held in the trust of $5,597,239, along with $13,487 of other investment income earned on cash held outside of the trust, reduced by $305,298 of general and administrative and other expenses and an income tax expense of $1,856,901.

Net income of $6,873,624 for the six months ended June 30, 2008 consisted of investment income primarily on the assets held in the trust of $10,980,534, along with $20,253 of other investment income earned on cash held outside of the trust, reduced by $425,980 of general and administrative and other expenses and an income tax expense of $3,701,183.

Net income of $6,873,250 for the period from September 27, 2007 (date of inception) to June 30, 2008 consisted of investment income primarily of the assets held in the trust of $10,980,534 along with $21,611 of other investment income earned on cash held outside of the trust, reduced by $427,712 of general and administrative and other expenses and an income tax expense of $3,701,183.

Assets Held in Trust

The following table shows the total assets held in the trust account through June 30, 2008:

Gross proceeds from our initial public offering of common stock and Financing Transaction	$812,500,000
Underwriters’ fee	(11,325,000)
Estimated offering costs as of January 24, 2008	(1,400,000)
Funds not placed in trust	(125,000)

Cash placed in trust on January 24, 2008	799,650,000
Total investment income earned on assets held in trust, January 24, 2008 through June 30, 2008, net of unrealized loss of $178,721	10,801,813

Subtotal	810,451,813

Withdrawals from the trust during the period January 24, 2008 through June 30, 2008:
Payments for estimated income taxes	(3,800,651)
Transfers to the Company’s operating account for payment of additional offering costs, general and administrative expenses and for working capital purposes (limited to a maximum of $6,000,000).	(3,206,159)

Total assets held in trust account as of June 30, 2008	$803,445,003

Total trust assets attributable to Common Stock subject to possible conversion as of June 30, 2008	$267,788,210

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

We believe that the $125,000 of net proceeds of our initial public offering not held in the trust account, plus up to $6,000,000 of investment income earned on the trust account balance that may be released to us as well as amounts necessary for our tax obligations, will be sufficient to allow us to operate until at least January 17, 2010 (or until up to January 17, 2011 if extended pursuant to a stockholder vote), assuming that a business combination is not consummated during that time. Over this time period, we will use these funds to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, select the target business to acquire, structure, negotiate and consummate the business combination and meet our obligations as a public company. We anticipate that we will incur approximately:

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

As of June 30, 2008, we had $2,439,328 of unrestricted cash and cash equivalents held outside the trust available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination and for general corporate matters. In addition, we are able to draw up to an additional $2,793,841 from the trust account for this purpose prior to a business combination.

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

Related Party Transactions

Commencing January 17, 2008, we are obligated, through the earlier of the date of the initial business combination or our liquidation, to pay to Lazard a monthly fee of $15,000 for general and administrative services. The Company paid Lazard $45,000, $82,258 and $82,258 during the three month and six month periods ended June 30, 2008 and the period September 27, 2007 (date of inception) to June 30, 2008, respectively, for services provided under this agreement.

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

U.S. Treasury Securities Held In Trust

The Company considers its investment in U.S. Treasury securities “available for sale” investments under Statement of Financial Accounting Standards (“SFAS”) No. 115 and records these investments at their fair value, with any increase or decrease in fair value reported in “accumulated other comprehensive income (loss), net of tax”, until such time they are realized and reclassified to earnings. Any declines in fair value of “available for sale” securities that are determined to be other than temporary would be charged to earnings at that time. The U.S. Treasury securities held in trust at June 30, 2008 have a maturity date of January 31, 2009.

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of Common Stock outstanding for the applicable periods. The weighted average number of shares of Common Stock issued and outstanding used for the computation of basic and diluted net income per common share for the three month and six month periods ended June 30, 2008 (73,336,001 and 67,667,166, respectively) and for the period September 27, 2007 (date of inception) to June 30, 2008 (52,242,533) take into account the number of Founders Shares outstanding for the respective periods and the shares of Common Stock (but not the 26,663,999 shares of Common Stock subject to possible conversion) sold in the initial public offering and outstanding since January 24, 2008. The exclusion of Common Stock subject to possible conversion gives effect to the fact that, upon the exercise of stockholder conversion rights, the Company may be required to redeem those shares for their pro rata portion of the Trust Account. As a result, the terms of the Common Stock subject to possible conversion are considered to be substantially different than those of the Common Stock. Increases in the conversion value of the Common Stock subject to possible conversion reduce the net income attributable to Common Stock.

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

Recent Accounting Pronouncements

As described above, the net proceeds from the initial public offering and Financing Transaction are intended to be applied towards the consummation of a Business Combination. In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) “Business Combinations”, (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) also requires the acquirer to expense costs relating to any acquisitions that close after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletins No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interest with separate disclosure of each component on the face of the consolidated income statement. It does not, however, impact the calculation of net income per share as such calculation will continue to be based on amounts attributable to the parent. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, and shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied except that the presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company does not expect that the adoption of SFAS No. 160 will have a material impact on its financial statements unless the Company purchases less than a 100% interest in a business. If a purchase of less than 100% interest in a business occurs, any amounts that represent the equity of the noncontrolling interest would become a separate component of stockholders’

equity on the balance sheet. Additionally, any amounts that represent the net income of the noncontrolling interest on the statement of operations would no longer be included as a component in the determination of net income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We were incorporated in Delaware on September 27, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We are considered in the development stage at June 30, 2008, and have not yet commenced any operations. Through June 30, 2008, our efforts have been limited to organizational activities; activities relating to our initial public offering and Financing Transaction; activities relating to identifying and evaluating prospective acquisition candidates; and activities relating to general corporate matters. We did not have any financial instruments that were exposed to market risks at June 30, 2008 other than approximately $9 million principal amount of U.S. Treasury Notes, which mature on January 31, 2009, and are held in the trust.

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

b. Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Date: July 31, 2008

SAPPHIRE INDUSTRIALS CORP.

By:	/S/ DONALD G. DRAPKIN
	Name:	Donald G. Drapkin
	Title:	Chairman, Chief Executive Officer and President

By:	/S/ DOUGLAS C. TAYLOR
	Name:	Douglas C. Taylor
	Title:	Chief Financial Officer, Secretary and Director