Form 10-Q
period 2008-09-30
Sapphire Industrials Corp.
filed 2008-11-06
CIK 1414255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of outstanding shares of the Registrant’s common stock as of October 31, 2008 was 100,000,000.

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

Page
Condensed Balance Sheets as of September 30, 2008 and December 31, 2007	2
Condensed Statements of Operations for the three month and nine month periods ended September 30, 2008 and the period September 27, 2007 (date of inception) to September 30, 2008	3
Condensed Statements of Cash Flows for the nine month period ended September 30, 2008 and the period September 27, 2007 (date of inception) to September 30, 2008	4
Condensed Statement of Changes in Stockholders’ Equity for the period September 27, 2007 (date of inception) to September 30, 2008	5
Notes to Condensed Financial Statements	6

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$2,311,340	$71,053
Cash equivalents held in trust	797,487,974	—
U.S. Treasury securities held in trust	9,284,794	—
Interest receivable	4,480	311
Prepaid expenses	714,067	—
Deferred offering costs	—	1,359,131

Total current assets	809,802,655	1,430,495
Other Assets	58,333	—

Total Assets	$809,860,988	$1,430,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Deferred underwriting fee	$31,800,000	$—
Accrued expenses	737,363	1,187,119
Deferred taxes payable	8,727	—
Note payable, stockholder	—	100,000

Total current liabilities	32,546,090	1,287,119

Trust Assets Attributable To Common Stock Subject To Possible Conversion (26,663,999 shares)	266,523,335	—
Deferred Trust Income Attributable To Common Stock Subject To Possible Conversion	2,374,018	—

Commitment

Stockholders’ Equity:
Preferred stock, $0.001 par value per share (1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock, $0.001 par value per share (600,000,000 and 300,000,000 shares authorized, and 100,000,000 and 23,000,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively) (includes 26,663,999 common shares subject to possible conversion at September 30, 2008)(*)	100,000	23,000
Additional paid-in capital(*)	501,026,665	120,750
Earnings/(deficit) accumulated during the development stage	7,274,673	(374)
Accumulated other comprehensive income, net of taxes of $8,727	16,207	—

Total Stockholders’ Equity	508,417,545	143,376

Total Liabilities and Stockholders’ Equity	$809,860,988	$1,430,495

(*)	Common stock and additional paid-in capital are retroactively adjusted as of December 31, 2007 to reflect the impact of a 1.6 for 1 split of Founder Units on January 17, 2008 - see Note 7.

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	September 27, 2007 (Date of Inception) to September 30, 2008
Revenue:

Investment income	$5,037,891	$16,038,678	$16,040,036

Expenses:

Professional fees	638,430	786,430	786,430

General and administrative expenses	129,553	407,303	408,135

Interest expense	—	230	1,130

Total expenses	767,983	1,193,963	1,195,695

Income Before Income Taxes	4,269,908	14,844,715	14,844,341

Income Taxes	1,494,467	5,195,650	5,195,650

Net Income	2,775,441	9,649,065	9,648,691

Deferred Trust Income Attributable To Common Stock Subject To Possible Conversion	(1,109,143)	(2,374,018)	(2,374,018)

Net Income Attributable To Common Stock	$1,666,298	$7,275,047	$7,274,673

Net Income Per Common Share(*):

Weighted average common shares outstanding:
Basic and diluted	73,336,001	69,556,777	57,487,395

Net income per common share:
Basic and diluted	$0.02	$0.10	$0.13

(*)	Weighted average number of common shares and net income per share amounts are retroactively adjusted to reflect the impact of a 1.6 to 1 split of Founder Units on January 17, 2008 - see Note 7.

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	January 1, 2008 to September 30, 2008	September 27, 2007 (Date of Inception) to September 30, 2008
Cash Flows From Operating Activities:
Net income attributable to common stock	$7,275,047	$7,274,673
Adjustments to reconcile net income attributable to common stock to net cash provided by operating activities:
Investment income earned on assets held in trust account	(16,004,644)	(16,004,644)
Withdrawal of investment income earned on assets held in trust account	8,906,810	8,906,810
Deferred trust income attributable to common stock subject to possible conversion	2,374,018	2,374,018
Change in operating assets and liabilities:
Increase in interest receivable	(4,169)	(4,480)
Increase in prepaid and other assets	(772,400)	(772,400)
Increase in accrued expenses (exclusive of accrued costs related to financing activities)	735,631	737,363

Net Cash Provided by Operating Activities	2,510,293	2,511,340

Cash Flows From Investing Activities:
Purchase of cash equivalents held in trust	(790,300,546)	(790,300,546)
Purchases of U.S. Treasury securities held in trust	(18,492,891)	(18,492,891)
Proceeds from sale of U.S. Treasury securities held in trust	9,143,437	9,143,437

Net Cash Used In Investing Activities	(799,650,000)	(799,650,000)

Cash Flows From Financing Activities:
Proceeds from sale of Founder Units	—	143,750
Payments for partial redemption of Founder Units	(18,750)	(18,750)
Proceeds from note payable	—	100,000
Repayment of note payable	(100,000)	(100,000)
Payments for deferred offering costs	(1,676,256)	(1,850,000)
Proceeds from Public Offering, net of $11,325,000 of underwriting fees	788,675,000	788,675,000
Proceeds from issuance of Insider Warrants	12,500,000	12,500,000

Net Cash Provided By Financing Activities	799,379,994	799,450,000

Net Increase In Cash and Cash Equivalents	2,240,287	2,311,340
Cash And Cash Equivalents At Beginning of Period	71,053	—

Cash And Cash Equivalents At End of Period	$2,311,340	$2,311,340

Supplemental Disclosure Of Non-Cash Investing And Financing Activities:
Interest earned on assets held in trust, net of distributions	$7,097,834	$7,097,834

Deferred underwriting fee included in additional paid-in capital	$31,800,000	$31,800,000

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock(*)		Additional Paid-in Capital (*)	Earnings/ (Deficit) Accumulated During the Development Stage	Accumulated Other Comprehensive Income, Net of Taxes	Stockholders’ Equity
	Shares	Amount
Balance at September 27, 2007 (date of inception)	—	$—	$—	$—	$—	$—
Proceeds from issuance of Founder Units to Initial Stockholders	23,000,000	23,000	120,750			143,750
Net loss				$(374)		(374)

Balance at December 31, 2007	23,000,000	23,000	120,750	(374)	—	143,376

Net proceeds from issuance of Units in Public Offering (includes 26,663,999 shares of Common Stock subject to possible conversion)	80,000,000	80,000	754,945,000			755,025,000

Less 26,663,999 shares of Common Stock subject to possible conversion			(266,523,335)			(266,523,335)

Proceeds from issuance of Insider Warrants			12,500,000			12,500,000

Net income attributable to common stock				7,275,047		7,275,047
Other comprehensive income, net of taxes of $8,727:
Net unrealized gain on available-for-sale securities					25,272	25,272
Adjustment for unrealized gains reclassified to earnings					(9,065)	(9,065)

Comprehensive income						7,291,254

Redemption of Founder Units	(3,000,000)	(3,000)	(15,750)			(18,750)

Balance at September 30, 2008	100,000,000	$100,000	$501,026,665	$7,274,673	$16,207	$508,417,545

(*)	Common stock and additional paid-in capital as of December 31, 2007 are retroactively adjusted to reflect the impact of a 1.6 for 1 split of Founder Units on January 17, 2008 – see Note 7.

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

At September 30, 2008, the Company had not yet commenced any business operations other than pursuing prospective acquisition candidates, and through September 30, 2008 our efforts have been limited to organizational activities; activities relating to our initial public offering (the “Public Offering”) and financing transaction (the “Financing Transaction”) described in Note 2; activities relating to identifying and evaluating prospective acquisition candidates; and activities relating to general corporate matters. We have not generated any revenues, other than investment income earned on the proceeds of our Public Offering and Financing Transaction. During the period September 27, 2007 (date of inception) to September 30, 2007 there was no activity in the Company. The Company has selected December 31 as its fiscal year-end.

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

At September 30, 2008, the Trust Account assets are invested in money market funds ($797,487,974) and in U.S. Treasury securities ($9,284,794) and are reflected as “Cash Equivalents Held In Trust” and “U.S. Treasury Securities Held In Trust,” respectively, in the accompanying balance sheet as of that date — see Note 3. Until the earlier of (i) the consummation of the Business Combination or (ii) liquidation of the Company, the remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $6,000,000 of investment income earned on the Trust Account balance may be released to the Company to fund its expenses and other working capital requirements and additional amounts may be released from investment income to the Company as necessary to satisfy tax obligations.

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

Any public stockholder who votes against a Business Combination or an extension of the Company’s existence that is approved and consummated may demand at the time of such vote that the Company convert his or her shares into a pro rata share of the Trust Account. Accordingly, public stockholders holding up to 33.33% less one share of the aggregate number of shares owned by all public stockholders, cumulative with holders expressing conversion rights with respect to an extension of the Company’s existence to up to 36 months, may seek conversion of their shares in the event of a Business Combination. If such Business Combination or extension of the Company’s existence occurs, such public stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In this respect, an aggregate of $268,897,353 has been classified as “Trust Assets Attributable To Common Stock Subject To Possible Conversion” and “Deferred Trust Income Attributable To Common Stock Subject To Possible Conversion” in the accompanying Condensed Balance Sheet at September 30, 2008.

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

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”). The accompanying December 31, 2007 unaudited balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These adjustments are of a normal recurring nature. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from the estimates. The results of operations for the three month and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. There was no activity in the Company during the period September 27, 2007 (date of inception) to September 30, 2007.

Development Stage Company — The Company complies with the reporting requirements of SFAS No. 7.

Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Funds Held in Trust — A total of $799,650,000 of the net proceeds from the Public Offering, including $12,500,000 from the Financing Transaction and $31,800,000 of deferred underwriting commissions, has been placed in the Trust Account, with Mellon Bank N.A. serving as account agent. The Trust Account is invested in money market funds and U.S. Treasury Notes. As of September 30, 2008, the balance in the Trust Account was $806,772,768 which includes $16,004,644 of investment income earned on the funds held in the trust since its

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

inception on January 24, 2008, representing approximately $10.08 per share of Common Stock before consideration of any applicable income taxes (excluding 20,000,000 Founder Shares which do not have liquidation rights). During the three month and nine month periods ended September 30, 2008, the Company withdrew $1,900,000 and $8,906,810, respectively, from the Trust Account, with the latter amount being utilized for the payment of income taxes ($5,700,651) on the investment income, and an amount for general and administrative expenses, payments of accrued expenses and for working capital purposes ($3,206,159).

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

Net Income Per Common Share — Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of Common Stock outstanding for the applicable periods. The weighted average number of shares of Common Stock issued and outstanding used for the computation of basic and diluted net income per common share for the three month and nine month periods ended September 30, 2008 (73,336,001 and 69,556,777, respectively) and the period September 27, 2007 (date of inception) to September 30, 2008 (57,487,395) takes into account the number of Founders Shares outstanding for the respective periods and the shares of Common Stock (but not the 26,663,999 shares of Common Stock subject to possible conversion) sold in the Public Offering and outstanding since January 24, 2008. The exclusion of Common Stock subject to possible conversion gives effect to the fact that, upon the exercise of stockholder conversion rights, the Company may be required to redeem those shares for their pro rata portion of the Trust Account. As a result, the terms of the Common Stock subject to possible conversion are considered to be substantially different than those of the Common Stock. Increases in the conversion value of the Common Stock subject to possible conversion reduce the net income attributable to Common Stock.

An aggregate of 112,500,000 warrants, consisting of the Founder Warrants, Offering Warrants and the Insider Warrants (each defined herein and in Note 2 below) are contingently issuable shares and are excluded from the calculation of diluted net income per share.

Recent Accounting Pronouncements — As described above, the net proceeds from the Public Offering and Financing Transaction are intended to be applied towards the consummation of a Business Combination. In December 2007, the Financial Accounting Standards Board (“the FASB”) issued SFAS No. 141 (revised 2007) “Business Combinations”, (“SFAS No. 141(R)”). SFAS No. 141(R) replaced SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also established principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) also requires the acquirer to expense costs relating to any acquisitions that close after December 31, 2008.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements about fair value measurements. SFAS No. 157 applies to those accounting pronouncements that require or permit the use of fair value measurements for recognition or disclosure purposes and to those accounting pronouncements that require fair value measurements for other reasons such as the requirement to measure reporting units at fair value for annual goodwill impairment testing. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items would include, for example, reporting units measured at fair value in a goodwill impairment test as mentioned above and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for those assets and liabilities not subject to the delayed adoption provision of FSP 157-2. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s condensed financial statements. The Company does not anticipate that the adoption of the remaining provisions of SFAS No. 157 in the first quarter of 2009 (subject to the delayed adoption provision of FSP 157-2) will have a material impact on the Company’s financial statements.

On September 30, 2008, the SEC’s Office of the Chief Accountant and the FASB staff jointly issued interpretative guidance on the application of SFAS No. 157 with respect to estimating the fair value of financial instruments in the current market environment. The release also provides clarification of the factors that should be considered when determining when investments accounted for under SFAS No. 115 are other than temporarily impaired such that an impairment charge must be recognized through earnings. On October 10, 2008, the FASB issued FSP FAS 157-3, which provided additional interpretative guidance on the application of SFAS No. 157 in markets that are not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not yet been issued. The issuance of interpretative guidance on the application of SFAS No. 157 did not have a material impact on the Company’s financial statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

2. PUBLIC OFFERING AND FINANCING TRANSACTION

Pursuant to a Registration Statement on Form S-1 declared effective by the SEC on January 17, 2008 (the “Registration Statement”), the Company sold in its Public Offering 80,000,000 units (“Units”), with each Unit comprised of one share of Common Stock and one Redeemable Common Stock Purchase Warrant (“Offering Warrant”), at a price of $10.00 per Unit. The Public Offering was consummated on January 24, 2008. Gross proceeds from the Public Offering of $800,000,000 less current underwriting fees of $11,325,000 resulted in $788,675,000 in net proceeds to the Company, prior to offering expenses and deferred underwriting fees. Total underwriting fees for the Public Offering were an aggregate of $43,125,000, with $11,325,000 payable on closing of the Public Offering and $31,800,000 only payable upon the consummation of a Business Combination. If a Business Combination is not consummated, the deferred underwriting fee will not be paid to the underwriter. The agreement with the underwriter relating to the Public Offering also granted the underwriter an over-allotment option to purchase an additional 12,000,000 Units at the public offering price of $10.00 per Unit, less an underwriting discount. The underwriter’s over-allotment option expired on February 16, 2008 with no exercise thereof.

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

3. ASSETS HELD IN TRUST

The initial investment, investment income, gross unrealized gain, and fair value of assets held in trust, by major security type and class of security at September 30, 2008 are as follows:

	Initial Investment	Investment Income	Gross Unrealized Gain	Withdrawals	Transfers, net	Fair Value
Cash equivalents:
Money market funds	$790,410,937	$15,856,781	$—	$(8,906,810)	$127,066	$797,487,974
Available for sale:
U.S. Treasury Notes (mature on August 15, 2009)	9,239,063	147,863	24,934	—	(127,066)	9,284,794

Total assets held in trust	$799,650,000	$16,004,644	$24,934	$(8,906,810)	$—	$806,772,768

The Company considers these investments “Level 1” in the fair value hierarchy pursuant to SFAS No. 157, “Fair Value Measurements”, which was adopted by the Company on January 1, 2008 with no material impact.

At September 30, 2008, the money market funds were invested in the Dreyfus Government Cash Management Fund (a money market mutual fund structured within the confines of Rule 2a-7 under the Investment Company Act of 1940, as amended), which invested in U.S. Treasuries, other government agency

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

securities, and repurchase agreements (collateralized by U.S. Treasury and government agency securities). On October 9, 2008, the Company completed its transfer of all of these assets in the Dreyfus Government Cash Management Fund to the Dreyfus Treasury Prime Cash Management Fund (also a money market mutual fund structured within the confines of Rule 2a-7), which invests solely in U.S. Treasury Bills and U.S. Treasury Notes. The Bank of New York Mellon, the custodian bank for these funds, is responsible for the safekeeping of securities on behalf of the funds. Since the securities are registered in the name of each fund, they are not assets or liabilities of the custodian bank.

On July 16, 2008, the Company sold its $9,000,000 principal investment in U.S. Treasury Notes, with interest rates of 4.875%, that were scheduled to mature on January 31, 2009 and purchased $9,000,000 principal amount of new U.S. Treasury Notes, with interest rates of 4.875% that mature on August 15, 2009. The sale resulted in proceeds of $9,143,437, which does not include $202,500 of accrued interest, and a gross realized gain of $13,946, which was reclassified out of other comprehensive income and is included in investment income on the condensed statement of operations for the three month and nine month periods ended September 30, 2008 and the period September 27, 2007 (date of inception) to September 30, 2008.

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

5. INCOME TAXES

Income tax expense for the three month and nine month periods ended September 30, 2008 and for the period September 27, 2007 (date of inception) through September 30, 2008 represent Federal income taxes, all of which are current. The Company’s effective tax rate is 35% for the respective periods. The Company’s accounting policy provides that interest and penalties related to income taxes, if any, are to be included in income tax expense.

At September 30, 2008 the Company recorded prepaid income taxes of $505,001, which represents the amount of estimated tax payments in excess of the 2008 income tax provision and is included in prepaid expenses on the condensed balance sheet. Further, as of September 30, 2008 the Company recorded a deferred tax liability of $8,727 related to an unrealized gain on available for sale securities, which was charged to accumulated other comprehensive income.

6. COMMITMENT

The Company presently occupies certain office space provided by Lazard. Lazard has agreed to make such office space, including conference rooms in New York City, and administrative services available to the Company until a Business Combination is consummated or the Company liquidates. The Company has agreed to pay Lazard $15,000 per month for such services commencing January 17, 2008. The Company has incurred and paid $45,000, $127,258 and $127,258 for the three month and nine month periods ended September 30, 2008 and the period September 27, 2007 (date of inception) to September 30, 2008, respectively, with respect to this commitment.

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

Forward-Looking Statements

Management has included in Parts I and II of this Form 10-Q, including in its “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q, statements that are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to a discrepancy from such forward looking statements include, but are not limited to, those described in our other filings with the Securities and Exchange Commission (the “SEC”), including our Form 10-K for the year ended December 31, 2007.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Through September 30, 2008, our efforts have been limited to organizational activities; activities relating to our initial public offering and financing transaction; activities relating to identifying and evaluating prospective acquisition candidates; and activities relating to general corporate matters. We have not generated any revenues, other than investment income earned on the proceeds of our initial public offering and Financing Transaction. We will not generate any operating revenues until after completion of a business combination. Until we consummate a business combination (or until the Company dissolves and liquidates) we will generate non-operating income in the form of investment income on our cash equivalents and short-term investments which are held in the trust account we established upon completion of our initial public offering. We have incurred costs and expenses that include professional fees, insurance, offering costs, fees under the administrative services agreement, regulatory fees, travel and other miscellaneous expenses.

Net Income

Net income of $2,775,441 for the three month period ended September 30, 2008 consisted of investment income primarily on the assets held in the trust of $5,024,110, along with $13,781 of other investment income earned on cash held outside of the trust, reduced by $129,553 of general and administrative expenses, $638,430 of professional fees (consisting of legal and accounting fees, including fees relating to the search and evaluation of acquisition candidates) and an income tax expense of $1,494,467.

Net income of $9,649,065 for the nine month period ended September 30, 2008 consisted of investment income primarily on the assets held in the trust of $16,004,644, along with $34,034 of other investment income earned on cash held outside of the trust, reduced by $407,303 of general and administrative expenses, $786,430 of professional fees, $230 of interest expense and income tax expense of $5,195,650.

Net income of $9,648,691 for the period from September 27, 2007 (date of inception) to September 30, 2008 consisted of investment income primarily of the assets held in the trust of $16,004,644 along with $35,392 of other investment income earned on cash held outside of the trust, reduced by $408,135 of general and administrative expenses, $786,430 of professional fees, $1,130 of interest expense and income tax expense of $5,195,650.

Assets Held in Trust

The following table shows the total assets held in the trust account through September 30, 2008:

Gross proceeds from our initial public offering of common stock and Financing Transaction	$812,500,000
Underwriters’ fee	(11,325,000)
Estimated offering costs as of January 24, 2008	(1,400,000)
Funds not placed in trust	(125,000)

Cash placed in trust on January 24, 2008	799,650,000
Total investment income earned on assets held in trust, January 24, 2008 through September 30, 2008	16,004,644
Unrealized in gain on treasury note included in accumulated other comprehensive income	24,934

Subtotal	815,679,578

Withdrawals from the trust during the period January 24, 2008 through September 30, 2008:
Payments for estimated income taxes	(5,700,651)
Transfers to the Company’s operating account for payment of additional offering costs, general and administrative expenses and for working capital purposes (limited to a maximum of $6,000,000).	(3,206,159)

Total assets held in trust account as of September 30, 2008	$806,772,768

Total trust assets attributable to Common Stock subject to possible conversion as of September 30, 2008	$268,897,353

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

We believe that the $125,000 of net proceeds of our initial public offering not held in the trust account, plus up to $6,000,000 of investment income earned on the trust account balance that may be released to us as well as amounts necessary for our tax obligations, will be sufficient to allow us to operate until at least January 17, 2010 (or until up to January 17, 2011 if extended pursuant to a stockholder vote), assuming that a business combination is not consummated during that time. Over this time period, we will use these funds to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, select the target business to acquire, structure, negotiate and consummate the business combination and meet our obligations as a public company. We anticipate that we will incur, in the aggregate, approximately:

•

$4,000,000 of expenses for the search for target businesses and for the legal, accounting and other third party expenses attendant to the due diligence investigations by our officers and directors or others, and for structuring and negotiating of a business combination;

•	$600,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•

up to $360,000 for the administrative fee payable to Lazard ($15,000 per month for up to 24 months) (or if the time period within which we may complete our initial business combination is extended to 36 months, $540,000); and

•	$1,165,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $400,000 for director and officer liability insurance premiums.

These amounts are estimates and may differ materially from our actual expenses.

As of September 30, 2008, we had $2,311,340 of unrestricted cash and cash equivalents held outside the trust available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination and for general corporate matters. In addition, we are able to draw up to an additional $2,793,841 from the trust account for this purpose prior to a business combination.

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

Related Party Transactions

Commencing January 17, 2008, we are obligated, through the earlier of the date of the initial business combination or our liquidation, to pay to Lazard a monthly fee of $15,000 for general and administrative services. The Company paid Lazard $45,000, $127,258 and $127,258 during the three month and nine month periods ended September 30, 2008 and the period September 27, 2007 (date of inception) to September 30, 2008, respectively, for services provided under this agreement.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our balance sheet and results of operations are based upon our condensed financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the SEC regarding interim financial reporting as discussed in Note 1 of the Notes to Condensed Financial Statements. The preparation of the Company’s financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to income taxes and investing activities. Management bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes that the critical accounting policies set forth below comprise the most significant estimates and judgments used in the preparation of its financial statements.

Cash Equivalents and Concentration of Credit Risk

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash equivalents held in trust with Mellon Bank N.A., a financial institution with high credit ratings. In addition, the Company maintains its non-trust cash and cash equivalents in an uninsured brokerage account with a Lazard-affiliated entity.

U.S. Treasury Securities Held In Trust

The Company considers its investment in U.S. Treasury securities “available for sale” investments under Statement of Financial Accounting Standards (“SFAS”) No. 115 (“SFAS No.115”) and records these investments at their fair value, with any increase or decrease in fair value reported in “accumulated other comprehensive income, net of tax”, until such time they are realized and reclassified to earnings. Any declines in fair value of “available for sale” securities that are determined to be other than temporary would be charged to earnings at that time. The U.S. Treasury securities held in trust at September 30, 2008 have a maturity date of August 15, 2009.

Net Income Per Common Share

Net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of shares of Common Stock outstanding for the applicable periods. The weighted average number of shares of Common Stock issued and outstanding used for the computation of basic and diluted net income per common share for the three month and nine month periods ended September 30, 2008 (73,336,001 and 69,556,777, respectively) and for the period September 27, 2007 (date of inception) to September 30, 2008 (57,487,395) takes into account the number of Founders Shares outstanding for the respective periods and the shares of Common Stock (but not the 26,663,999 shares of Common Stock subject to possible conversion) sold in the initial public offering and outstanding since January 24, 2008. The exclusion of Common Stock subject to possible conversion gives effect to the fact that, upon the exercise of stockholder conversion rights, the Company may be required to redeem those shares for their pro rata portion of the Trust Account. As a result, the terms of the Common Stock subject to possible conversion are considered to be substantially different than those of the Common Stock. Increases in the conversion value of the Common Stock subject to possible conversion reduce the net income attributable to Common Stock.

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

Recent Accounting Pronouncements

As described above, the net proceeds from the initial public offering and Financing Transaction are intended to be applied towards the consummation of a Business Combination. In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141 (revised 2007) “Business Combinations”, (“SFAS No. 141(R)”). SFAS No. 141(R) replaced SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also established principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) also requires the acquirer to expense costs relating to any acquisitions that close after December 31, 2008.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosure requirements about fair value measurements. SFAS No. 157 applies to those accounting pronouncements that require or permit the use of fair value measurements for recognition or disclosure purposes and to those accounting pronouncements that require fair value measurements for other reasons such as the requirement to measure reporting units at fair value for annual goodwill impairment testing. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items would include, for example, reporting units measured at fair value in a goodwill impairment test as mentioned above and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for those assets and liabilities not subject to the delayed adoption provision of FSP 157-2. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s condensed financial statements. The Company does not anticipate that the adoption of the remaining provisions of SFAS No. 157 in the first quarter of 2009 (subject to the delayed adoption provision of FSP 157-2) will have a material impact on the Company’s financial statements.

On September 30, 2008, the SEC’s Office of the Chief Accountant and the FASB staff jointly issued interpretive guidance on the application of SFAS No. 157 with respect to estimating the fair value of financial instruments in the current market environment. The release also provides clarification of the factors that should be considered when determining when investments accounted for under SFAS No. 115 are other than temporarily impaired such that an impairment charge must be recognized through earnings. On October 10, 2008, the FASB issued FSP FAS 157-3, which provided additional interpretative guidance on the application of SFAS No. 157 in markets that are not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not yet been issued. The issuance of interpretative guidance on the application of SFAS No. 157 did not have a material impact on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We were incorporated in Delaware on September 27, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We are considered in the development stage at September 30, 2008, and have not yet commenced any operations. Through September 30, 2008, our efforts have been limited to organizational activities; activities relating to our initial public offering and Financing Transaction; activities relating to identifying and evaluating prospective acquisition candidates; and activities relating to general corporate matters. We did not have any financial instruments that were exposed to market risks at September 30, 2008 other than approximately $9 million principal amount of U.S. Treasury Notes, which mature on August 15, 2009, and are held in the trust.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust account we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our initial public offering held in the trust account have been invested only in (a) a Mellon Bank, N.A. money market deposit account or (b) one or more money market funds we select for which The Dreyfus Corporation, an affiliate of the account agent, or any subsidiary or affiliate thereof serves as investment advisor, administrator, shareholder servicing agent, custodian or subcustodian and (c) upon our written request, the account agent shall be required to (x) invest such requested amount directly in United States treasury bonds, bills or notes identified by us and (y) sell, transfer or otherwise dispose of treasuries identified by us, provided, that the amount of treasuries held at any time may not exceed $10 million. Such money market funds must invest principally either in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or in tax exempt municipal bonds issued by governmental entities located within the United States. At September 30, 2008, the money market funds were invested in the Dreyfus Government Cash Management Fund (a money market mutual fund structured within the confines of Rule 2a-7 under the Investment Company Act of 1940, as amended), which invested in U.S. Treasuries, other government agency securities, and repurchase agreements (collateralized by U.S. Treasury and government agency securities). On October 9, 2008, the Company completed its transfer of all of these assets in the Dreyfus Government Cash Management Fund to the Dreyfus Treasury Prime Cash Management Fund (also a money market mutual fund structured within the confines of Rule 2a-7), which invests solely in U.S. Treasury Bills and U.S. Treasury Notes. The Bank of New York Mellon, the custodian bank for these funds, is responsible for the safekeeping of securities on behalf of the funds. Since the securities are registered in the name of each fund, they are not assets or liabilities of the custodian bank. Given our limited risk in our exposure to U.S. Treasury Bills and such money market funds, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

Except as described below, there have been no material changes to the risk factors previously disclosed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

Recent turmoil across various sectors of the financial markets may negatively impact the Company’s ability to complete a business combination.

Recently, the various sectors of the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the disruption in credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to complete a business combination, particularly in the event that we are required to obtain additional debt financing in order to complete a proposed combination.

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

Date: November 6, 2008

SAPPHIRE INDUSTRIALS CORP.

By:	/S/ DONALD G. DRAPKIN
	Name:	Donald G. Drapkin
	Title:	Chairman, Chief Executive Officer and President

By:	/S/ DOUGLAS C. TAYLOR
	Name:	Douglas C. Taylor
	Title:	Chief Financial Officer, Secretary and Director