Form 10-K
period 2008-12-31
Sapphire Industrials Corp.
filed 2009-02-13
CIK 1414255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

001-33914

(Commission File Number)

SAPPHIRE INDUSTRIALS CORP.

(Exact name of registrant as specified in its charter)

Delaware	26-1159283
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

30 Rockefeller Plaza

62nd Floor

New York, NY 10020

(Address of principal executive offices)

Registrant’s telephone number: (212) 632-6000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, consisting of one share of Common Stock and one Warrant	New York Stock Exchange Alternext US
Common Stock, par value $0.001 per share	New York Stock Exchange Alternext US
Warrants	New York Stock Exchange Alternext US

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

Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the voting common stock, par value $0.001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2008, as reported on the New York Stock Exchange Alternext US (formerly known as the American Stock Exchange) was approximately $701,250,000.

In determining the market value of the voting stock held by any non-affiliates, shares of common stock of the registrant beneficially owned by directors, officers and other holders of non-publicly traded shares of common stock of the registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock as of February 9, 2009 was 100,000,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SAPPHIRE INDUSTRIALS CORP.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2008

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

A registration statement for our initial public offering was declared effective on January 17, 2008. On January 24, 2008, we sold 80,000,000 units in our initial public offering at a price of $10.00 per unit. Each unit consists of one share of common stock and one warrant. Each warrant sold to the public entitles the holder to purchase one share of common stock at a price of $7.00. The warrants will become exercisable on the completion of our initial business combination, provided that we have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. The warrants will expire on January 17, 2012, unless earlier redeemed.

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

In addition, on January 24, 2008, we sold to Lazard Funding 12,500,000 warrants at a price of $1.00 per warrant (for a total purchase price of $12,500,000) in a private placement. Each warrant entitles the holder to purchase one share of our common stock at an exercise price of $7.50 per share. Such warrants will become exercisable upon the completion of an initial business combination and are exercisable on a cashless basis.

We received net proceeds from the sale of our units of approximately $799,775,000, after deducting certain offering expenses of approximately $12,725,000 (excluding $31,800,000 of the deferred underwriter’s fee held in trust and payable upon the consummation of a business combination). Of this amount, $799,650,000 was placed in trust and the remaining $125,000 was held outside of the trust. Unless and until a business combination is consummated, the proceeds held in the trust account will not be available to us. The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We believe that the $125,000 of net proceeds of our initial public offering not held in the trust account, plus up to $6,000,000 of interest earned on the trust account balance that may be released to us as well as amounts necessary for our tax obligations, will be sufficient to allow us to operate until at least January 17, 2010 (or until up to January 17, 2011 if extended pursuant to a stockholder vote), assuming that a business combination is not consummated during that time.

It is our current intention to focus our efforts in identifying a prospective target business or businesses primarily on general industrial companies principally in North America. We believe these types of companies are in line with the investment banking expertise of Lazard and are consistent with the significant experience and industry knowledge of Donald G. Drapkin, our chairman, chief executive officer and president, and therefore represent attractive acquisition candidates. To date, our efforts have been limited to organizational activities and consideration of potential target companies.

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

•

Companies with Strong Performance Histories in Need of Capital.    In the current credit environment, which has made it difficult for operating companies to obtain financing, either through debt or equity transactions, we may be an attractive partner for a company in need of capital. In such a transaction, we may acquire the target by issuing equity to its stockholders so that the funds held in trust could be deployed for operations, capital expenditures or to repay debt following the business combination.

•

Strong Competitive Industry Position.    It is our current intention to focus our efforts primarily on the acquisition of general industrial companies principally in North America. The factors we will consider include growth prospects, competitive dynamics, level of consolidation, need for capital investment and barriers to entry. Within these industries, we will focus on companies that have a leading or niche market position. We will analyze the strengths and weaknesses of target businesses relative to their competitors, focusing on product quality, customer loyalty, cost impediments associated with customers switching to competitors, patent protection and brand positioning. We seek to acquire businesses that demonstrate advantages when compared to their competitors, which may help to protect their market position and develop or sustain profitability and deliver strong free cash flow.

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

Competitive Advantages

We believe that potential acquisition targets may favor us over some other potential purchasers of their businesses, leveraged buyout funds, distressed debt funds, alternative sources of equity capital, other operating businesses and other entities and individuals, both foreign and domestic, for the following reasons:

Transaction Structures

We believe our structure will make us an attractive business combination partner to these types of target businesses. As an existing public company, we offer a target business or businesses an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock. We believe target businesses will find this method a cheaper, quicker and more certain process to becoming a public company than the typical initial public offering. Once public, we believe the target business may then have greater access to capital and additional means of incentivizing management consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Alternatively, we may also seek to combine with another public company, if we and our stockholders feel it would present an attractive use of the funds in trust.

While we believe that our status as a public company makes us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a well established entity.

Financial Position

With a trust account in the amount of approximately $807,967,000 at December 31, 2008, we believe we offer a target business or businesses a variety of options such as providing the owners of a target business or businesses with shares in a public company and a public means to sell such shares, providing for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate a business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us, particularly due to the recent limitations on available credit.

Management Expertise and Access to Lazard’s Resources

We have access to the resources of Lazard that will help us in identifying the proposed business combination. Lazard is a preeminent international financial advisory and asset management firm that specializes in crafting solutions to the complex financial and strategic challenges of its clients. Lazard focuses primarily on two businesses, financial advisory and asset management and serves a diverse set of clients around the world, including corporations, partnerships, institutions, governments and high-net worth individuals. Lazard currently operates from 40 cities in key business and financial centers across 24 countries throughout North America, Europe, Asia, Australia and South America. We believe its relationships and experience will be an important resource to us as we seek and consummate the initial business combination.

Lazard offers corporate, partnership, institutional, government and individual clients across the globe a wide array of financial advisory services regarding mergers and acquisitions, restructurings and various other corporate finance matters. Lazard’s financial advisory segment generated approximately $1,024 million in net revenues for the year ended December 31, 2008, which included revenues from advising on 38 M&A transactions involving gross consideration in excess of $1 billion.

We also seek to capitalize on the significant experience of Mr. Drapkin, our chairman, chief executive officer and president. Over the course of his 36-year career, Mr. Drapkin has been involved in numerous significant securities transactions and business combinations. Mr. Drapkin has been Vice Chairman of Lazard International and Chairman of Lazard’s Investment Committee since May 2007. He was a Director of Revlon, Inc. and of Revlon Products Corporation from their respective formations in 1992 until April 2007. He was Vice Chairman of the Board of MacAndrews & Forbes Holdings and various of its affiliates from 1987 to April 2007. Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP for more than five years prior to 1987. Mr. Drapkin also serves on the Board of Directors of Brandeis University, Lincoln Center Theater and Phoenix House Foundation, Inc. and is a member of the Dean’s Council of Columbia Law School.

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

We have not identified a target business or target industry

Subsequent to the consummation of our initial public offering on January 24, 2008, we commenced consideration of potential target companies, with the objective of consummating a business combination. It is our current intention to focus our efforts in identifying a prospective business or businesses primarily on general industrial companies principally in North America. To date, we have not selected any target business on which to concentrate our search for a business combination.

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

Mr. Drapkin’s agreement with his prior employer, MacAndrews & Forbes Holdings Inc., or M&F, provides that, with certain exceptions, he may not, until April 25, 2009, advise, engage in (as a principal, partner, director, officer, agent, employee consultant or otherwise), or be financially interested in any company which derived more than 50% of its net revenues and operating income for such company’s most recent fiscal year from a business or businesses that are directly competitive with any operating business of M&F owned as of April 25, 2007. Mr. Drapkin’s agreement also restricts him from engaging in an acquisition of any of Allied Security Holdings, LLC, Clarke American Corp., M&F Worldwide Corp., Revlon Consumer Products Corporation, Revlon, Inc. or Scientific Games Corporation. Since it is our current intention to focus our efforts in identifying a prospective target business or businesses primarily on general industrial companies principally in North America, we do not believe that these provisions will materially impact our ability to consummate an initial business combination. We do not, and Mr. Drapkin has advised us that he does not, intend to take any action that would result in a violation by Mr. Drapkin of the terms of his agreement with M&F. According to a registration statement filed by a company organized by M&F, M&F has interests in the following entities: AlliedBarton Security Services (provides security services); AM General (produces military and special purpose vehicles); Deluxe Entertainment Services Group Inc. (processes film for the motion picture industry); M&F Worldwide Corp. (which owns and manages four operating businesses—Harland Clarke Corp. (provides check and check-related products and services to financial and commercial institutions and consumers), Harland Financial

Solutions (provides products and services for financial institutions), Scantron Corporation (provides testing and assessment systems and services and data collection and analysis services), Mafco Worldwide Corp. (manufactures licorice extract and related derivatives); Panavision (designs, manufactures and supplies high precision camera services); Revlon (mass-market cosmetics, skin care, fragrance and personal care products); Scientific Games Corporation (lottery and pari-mutuel technology); SIGA Technologies, Inc. (develops products for prevention and treatment of serious infectious diseases); and TransTech Pharma Inc. (pharmaceutical company focused on human therapeutics to fill unmet medical needs).

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

Selection of a target business or businesses and structuring of a business combination

Subject to the requirement that the initial business combination must be with one or more target businesses with a collective fair market value that is equal to at least 80% of the balance in the trust account (exclusive of deferred underwriter discounts and commissions of $31,800,000) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates, though it is our current intention to focus primarily on general industrial companies principally in North America. Other than the characteristics described above, we have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

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

Fair market value of target business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance in the trust account (exclusive of deferred underwriter discounts and commissions of $31,800,000) at the time of such acquisition, although we may acquire one or more target businesses whose collective fair market value significantly exceeds such amount. We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest. The key factor that we will rely on in determining controlling shareholder status would be our acquisition of at least 50.1% of the voting equity interests of the target company. If we acquire only a controlling interest in a target business or businesses, the portion of such business that we acquire must have an aggregate fair market value equal to at least 80% of the balance in the trust account (exclusive of deferred underwriter discounts and commissions of $31,800,000). In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through an offering of debt or equity securities or borrowings under a credit facility. Since we have not yet identified a specific business combination, we have not entered into any such fund raising arrangement and have no current intention of doing so.

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

Any request for conversion, once made, may be withdrawn at any time prior to the vote taken with respect to the proposed business combination. Furthermore, if a stockholder delivered his certificate for conversion and subsequently decided prior to the meeting not to elect conversion, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants they still hold.

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

If we are unable to complete a business combination within 24 months (or up to 36 months if extended pursuant to a stockholder vote) from January 17, 2008, we will distribute to all of our public stockholders (including Lazard and our directors to the extent they purchased shares in our initial public offering or in the open market), in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below). We anticipate notifying the account agent of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Lazard and our directors have waived their rights to participate in any liquidation distribution with respect to their founder units. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust account. If such funds are insufficient, Lazard has agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $100,000) and has agreed not to seek repayment of such expenses.

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

Competition

In identifying, evaluating and selecting a target business or businesses, we may encounter intense competition from other entities having a business objective similar to ours. There are a number of blank check companies that have completed initial public offerings and there may be more blank check companies filing registration statements for initial public offerings prior to our completion of a business combination that may compete with us for business targets. Additionally, we may be subject to competition from entities having a business objective similar to ours, including leverage buyout firms, distressed debt funds, alternative sources of equity capital and other operating businesses looking to expand their operations through the acquisition of a target business or businesses. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we have and our financial resources may be relatively limited when contrasted with those of many of these competitors. In addition to competition from unknown parties, LFCM Holdings LLC (“LFCM Holdings”), the parent company of Lazard Alternative Investments Holdings LLC (“LAI”), operates a number of investment vehicles that could compete with us for acquisition targets. Other clients of Lazard’s advisory business may also compete with us for investment opportunities meeting our investment objectives. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business or businesses. Further, the following may not be viewed favorably by certain target businesses:

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

Where You Can Find Additional Information

We file current, annual and quarterly reports and other information required by the Exchange Act with the Securities and Exchange Commission (the “SEC”). You may read and copy any document the company files at the

SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The Company’s SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

Our public internet site is http://www.sapphireindustrials.com. We will make available free of charge, on or through our internet site, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our website, are charters for the Company’s Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee. Copies of these charters and our Corporate Governance Guidelines and Code of Business Conduct and Ethics governing our directors, officers and employees are also posted on our website in the “Corporate Governance” section.

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

We are a development stage company with no operating results to date. Since we do not have an operating history, investors have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses. We are currently evaluating and identifying prospective target businesses concerning a business combination but may be unable to complete a business combination. We will not generate any operating revenues until, at the earliest, after the consummation of a business combination. If we expend all of the $125,000 in proceeds from our initial public offering not held in trust and interest income earned of up to $6,000,000 on the balance of the trust account that may be released to us to fund our working capital requirements in seeking a business combination, but fail to complete such a combination, we will never generate any operating revenues.

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

Recently, the various sectors of the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the disruption in credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and the unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to complete a business combination, particularly if we are required to obtain additional financing in order to complete a proposed business combination.

Investors are not entitled to protections normally afforded to investors in blank check companies.

Since the net proceeds from our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since our securities are listed on the New York Stock Exchange Alternext US (“NYSE Alternext”), a national securities exchange, and we have net tangible assets in excess of $5,000,000 and have filed our audited financial statements with the SEC demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules such as completely restricting the transferability of our securities, requiring us to complete a business combination within 18 months of January 17, 2008, the effective date of the initial registration statement and restricting the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our securities are currently tradable, we are entitled to withdraw a certain amount of interest earned on the funds held in the trust account prior to the completion of a business combination and we have a longer period of time to complete such a business combination than we would if we were subject to such rule.

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

The $755,350,000 of net offering proceeds from our initial public offering plus the $12,500,000 we received from the sale of the insider warrants and $31,800,000 in deferred underwriting discounts held in trust may only be invested in accordance with the terms of the trust agreement, which requires the account agent, upon our written instruction, to invest and reinvest the proceeds in the trust account in (a) a Mellon Bank, N.A. money market deposit account or (b) one or more money market funds we select for which The Dreyfus Corporation, an affiliate of the account agent, or any subsidiary or affiliate thereof serves as investment advisor, administrator, shareholder servicing agent, custodian or subcustodian and (c) upon our written request, the account agent shall be required to (x) invest such requested amount directly in United States treasury bonds, bills or notes identified by us and (y) sell, transfer or otherwise dispose of treasuries identified by us, provided, that the amount of treasuries held at any time may not exceed $10 million. Such money market funds must invest principally either in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or in tax exempt municipal bonds issued by governmental entities located within the United States. The current range of interest rates for such types of investments is approximately 0% to 1% per year. A decline in interest rates could result in the trust receiving lower interest proceeds and therefore less available funds upon liquidation for an initial business combination.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders (including Lazard and our directors to the extent they purchased shares in our initial public offering or in the open market) promptly after January 17, 2010 (or January 17, 2011 if our corporate existence is extended pursuant to a stockholder vote), this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and the company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for any of these reasons.

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

If the prospectus relating to the common stock issuable upon the exercise of the warrants sold in our initial public offering is not current or the exercise of such warrants is not registered, qualified or exempt under the laws of the state of residence of the holder or prospective holder, the warrants held by public stockholders may have no value, the market for such warrants may be limited and such warrants may expire worthless. Notwithstanding the foregoing, the insider warrants, as well as warrants comprising part of the founder units that are currently outstanding, may be exercisable for shares of common stock even if no registration relating to the common stock issuable upon exercise of the warrants is effective and current.

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

Because we have not yet identified a prospective target business, investors in our securities currently have no basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company, we may be affected by numerous risks inherent in the business operations of such entities. Although our management will evaluate the risks inherent in a particular target business, they may not properly ascertain or assess all of the significant risk factors inherent in a particular industry or target business. An investment in our units may ultimately prove to be less favorable to investors than a direct investment, if such opportunity were available, in a target business. Except for the limitation that a target business have a collective fair market value of at least 80% of the balance in the trust account (exclusive of deferred underwriting discounts and commissions of $31,800,000), and the limitations set forth below, we will have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates, though it is our current intention to focus primarily on general industrial companies principally in North America.

Mr. Drapkin’s agreement with his prior employer, M&F, provides that, with certain exceptions, he may not, until April 25, 2009, advise, engage in (as a principal, partner, director, officer, agent, employee consultant or otherwise), or be financially interested in any company which derived more than 50% of its net revenues and operating income for such company’s most recent fiscal year from a business or businesses that are directly competitive with any operating business of M&F owned as of April 25, 2007. Mr. Drapkin’s agreement also restricts him from engaging in an acquisition of any of Allied Security Holdings, LLC, Clarke American Corp., M&F Worldwide Corp., Revlon Consumer Products Corporation, Revlon, Inc. or Scientific Games Corporation. It is our current intention to focus our efforts in identifying a prospective target business or businesses primarily on general industrial companies principally in North America. We do not, and Mr. Drapkin has advised us that he does not, intend to take any action that would result in a violation by Mr. Drapkin of the terms of his agreement with M&F. According to a registration statement filed by a company organized by M&F, M&F has interests in the following entities: AlliedBarton Security Services; AM General; Deluxe Entertainment Services Group Inc.; M&F Worldwide Corp. (which owns and manages Harland Clarke Corp., Harland Financial Solutions, Scantron Corporation, and Mafco Worldwide Corp.); Panavision; Revlon; Scientific Games Corporation; SIGA Technologies, Inc.; and TransTech Pharma Inc.

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

Our independent directors, Thomas Dooley, R. Ian Molson, David M. Schizer and Ronald J. Kramer, may have pre-existing duties or obligations that prevent them from presenting otherwise suitable target businesses to us. Mr. Dooley is the Chief Financial Officer, Senior Executive Vice President, Chief Administrative Officer and a Director of Viacom Inc. Mr. Kramer is the Chief Executive Officer of Griffon Corporation and serves as a Director of Monster Worldwide, an online career site. Mr. Molson is a Partner and Director of Lennox

Investment Management LLP, a London residential property investment fund, and serves as Chairman of the Board of Directors of World Golf Systems. Mr. Molson is also a Director and founding shareholder of Healthpoint Capital LLC, a private equity firm which focuses exclusively on the orthopedics industry and a Director of Alphatec Spine Inc. and Cayzer Continuation Protected Cell Company Ltd. Mr. Schizer is Dean of Columbia Law School and also serves on an advisory board at NASDAQ, which serves as an appellate body in disciplinary matters, as well as on the board of directors of a privately-held cable company.

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

The NYSE Alternext may delist our securities from quotation on its exchange which could limit investors’ ability to execute transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the NYSE Alternext, a national securities exchange. Our securities may not continue to be listed on the NYSE Alternext in the future prior to a business combination if we are unable to maintain compliance with listing requirements, including due to events outside of our control such as our units or common stock being held by less than 400 public holders or our financial condition appearing unsatisfactory to the NYSE Alternext. Additionally, in connection with our business combination, it is likely that the NYSE

Alternext will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We may not be able to meet those initial listing requirements at that time.

If the NYSE Alternext delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

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

The conversion rights, on a cumulative basis, afforded to the public stockholders (including Lazard and our directors to the extent they have purchased shares in the initial public offering or in the open market) may result in the conversion into cash of up to 33.33% less one share of the aggregate number of the shares sold in our initial public offering. Therefore, as much as $266,523,335 (plus the converting stockholders’ share of all accrued interest after distribution of interest income on the trust account balance to us for working capital and tax obligations) may be required to fund the exercise of conversion rights. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. We may have to secure third party financing which might result in us having a leverage ratio that is not optimal for our business combination or, given current credit market conditions, such financing may not be available at all. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at a higher than desirable level. This may limit our ability to effectuate the most attractive business combination available to us.

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

We expect to encounter intense competition from entities, including Lazard clients and investment vehicles having a business objective similar to ours, as well as leveraged buyout funds, distressed debt funds, alternative sources of equity capital and other operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

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

Although we believe that the net proceeds of our initial public offering and the sale of insider warrants will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business or businesses, we cannot ascertain the capital requirements for any particular transaction. If the amount held in trust proves to be insufficient, either because of the size of the business combination, the depletion of the available funds in search of a target business or businesses, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. Since the second half of 2007, the global financial markets have experienced declining equity valuations and disruptions in the credit markets due to liquidity imbalances and repricing of risk. These factors have and may continue to cause disruptions in the credit markets, which may impact our ability to obtain additional financing on reasonable terms if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders, including Lazard, is required to provide any financing to us in connection with or after a business combination.

Lazard holds a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Lazard and our Lazard-affiliated directors collectively own 24.7% of our issued and outstanding shares of common stock, which percentage may increase following the announcement of our business combination when Lazard is obligated to purchase up to an additional $37,500,000 of shares of common stock in the open market, depending on the market price of our common stock. In addition, Lazard’s proportionate interest in the company will increase if stockholders elect to convert their shares in connection with our initial business combination. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is possible that there would not be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and Lazard, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, Lazard will have significant influence at least until the consummation of a business combination.

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

There are currently warrants to purchase 112,500,000 shares of our common stock outstanding. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, our stockholders may experience dilution to their respective holdings. The insider warrants will not be exercisable until the consummation of our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management assess and report on the effectiveness of our internal control beginning with this Annual Report on Form 10-K for the year ended December 31, 2008. If we fail to develop and maintain effective internal control, we may be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm provide a report on the effectiveness of our internal control over financial reporting. In addition, a target company may not be in compliance with the provisions of the Sarbanes-Oxley Act. The development and maintenance of the internal control of any such entity to ensure compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to develop and maintain effective internal control may harm our operating results and/or result in difficulties in meeting our reporting obligations. Inadequate internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

•	potential ability to obtain additional financing to complete a business combination;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ potential liquidity and trading;

•	delisting of our securities from the NYSE Alternext or the ability to have our securities listed on the NYSE Alternext following the initial business combination;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	future financial performance.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units have been quoted on the NYSE Alternext (formerly known as the American Stock Exchange) under the symbol “FYR.U” since January 18, 2008. Prior to that time, there was no public market for our units. Our shares of common stock and warrants began to trade separately on January 31, 2008 under the symbols “FYR” and “FYR.WS”, respectively. Prior to that time, there was no public market for our shares of common stock or warrants. As of February 4, 2009, there were ten holders of record of our units, one holder of record of our common stock and two holders of record of our warrants. Such numbers do not include beneficial owners holding shares, warrants or units through nominee names.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices for our units, common stock and warrants as reported in the consolidated transaction reporting systems.

	Units				Common Stock				Warrants
2008	High		Low		High		Low		High		Low
Fourth quarter	$9.30		$8.41		$9.17		$8.58		$0.30		$0.14
Third quarter	$9.95		$9.15		$9.50		$8.99		$0.52		$0.30
Second quarter	$10.14		$9.56		$9.50		$9.06		$0.82		$0.45
First quarter	$10.00	(1)	$9.59	(1)	$9.20	(2)	$9.01	(2)	$0.95	(2)	$0.45	(2)

(1)	Since January 18, 2008
(2)	Since January 31, 2008

On February 9, 2009, the last reported sales price for our units was $9.80 per unit, the last reported sales price for our common stock was $9.43 per share, and the last reported sales price for our warrants was $0.16 per warrant.

Dividend Policy

We did not pay any cash dividends in 2008 and 2007 and we currently do not intend to pay cash dividends prior to the completion of a business combination. After we complete a business combination, the payment of cash dividends will be dependent upon various factors, including our earnings, if any, cash balances, capital requirements and general financial condition. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

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

Share Repurchases in the Fourth Quarter of 2008

There were no purchases made by us or on our behalf of our units, common stock or warrants in the fourth quarter of the year ended December 31, 2008.

Item 6.	Selected Financial Data

The following table sets forth the selected financial data for the Company for all periods presented.

The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

At December 31, 2008, the Company had not yet commenced any business operations. All activity through December 31, 2008 relates to the Company’s formation and its initial public offering and Financing Transaction described in Note 2 of the financial statements contained in this Annual Report on Form 10-K.

	For The Year Ended December 31, 2008	For the Period September 27, 2007 (Date of Inception) to December 31,
		2007	2008
Statement of Income Data
Investment Income	$17,164,843	$1,358	$17,166,201
Total Expenses	1,626,962	1,732	1,628,694

Income (Loss) Before Income Taxes	15,537,881	(374)	15,537,507
Income Taxes	5,438,258	—	5,438,258

Net Income (Loss)	10,099,623	(374)	10,099,249
Deferred Trust Income Attributable To Common Stock Subject To Possible Conversion	(2,772,116)	—	(2,772,116)

Net Income (Loss) Attributable To Common Stock	$7,327,507	$(374)	$7,327,133

Net Income (Loss) Per Common Share — Basic and Diluted	$0.10	$0.00	$0.12

Dividends Paid Per Share of Common Stock	$0.00	$0.00	$0.00

	At December 31,
	2008	2007
Balance Sheet Data
Working Capital (current assets less current liabilities)	$777,764,998	$143,376

Total Assets	$810,080,239	$1,430,495

Total Liabilities	$32,306,908	$1,287,119

Total Stockholders’ Equity	$508,477,880	$143,376

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form 10-K (the “Form 10-K”). This discussion covers the period before and after our initial public offering. In addition, this discussion contains forward-looking statements that must be understood in the context of numerous risks and uncertainties, including, but not limited to, those described under “Risk Factors” above.

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

The issuance of additional units, warrants or shares of our capital stock in order to complete a business combination:

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

Similarly, if we issue debt securities as part of a business combination, it could result in:

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

•	our immediate repayment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such debt is outstanding.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Through December 31, 2008, our efforts have been limited to organizational activities; activities relating to our initial public offering and Financing Transaction; activities relating to identifying and evaluating prospective acquisition candidates; and activities relating to general corporate matters. We have not generated any revenues, other than investment income earned on the proceeds of our initial public offering and Financing Transaction. We will not generate any operating revenues until after completion of a business combination. Until we consummate a business combination (or until the Company dissolves and liquidates) we will generate non-operating income in the form of investment income on our cash equivalents and short-term investments which are held in the trust account we established upon completion of our initial public offering. We have incurred costs and expenses that include professional fees, insurance, offering costs, fees under the administrative services agreement, regulatory fees, travel and other miscellaneous expenses. The current economic environment has made it difficult to obtain financing for business combinations by blank check companies such as ours and companies seeking to complete equity transactions generally. Financing, if available, may not be on terms acceptable to our stockholders, and therefore, it may be more difficult to obtain stockholder approval for a business combination if current conditions persist.

Net Income (Loss)

Net income of $10,099,623 for the year ended December 31, 2008 consisted of investment income primarily on the assets held in the trust of $17,119,421, along with $45,422 of other investment income earned on cash held outside of the trust, reduced by $912,804 of professional fees, $713,928 of general and administrative expenses, $230 of interest expense and income tax expense of $5,438,258.

Net loss of $374 for the period from September 27, 2007 (date of inception) to December 31, 2007 consisted of investment income of $1,358 earned on cash held outside of the trust, reduced by $832 of general and administrative expenses and interest expense of $900.

Net income of $10,099,249 for the period from September 27, 2007 (date of inception) to December 31, 2008 consisted of investment income primarily of the assets held in the trust of $17,119,421 along with $46,780 of other investment income earned on cash held outside of the trust, reduced by $912,804 of professional fees, $714,760 of general and administrative expenses, $1,130 of interest expense and income tax expense of $5,438,258.

Assets Held in Trust

The following table shows the total assets held in the trust account through December 31, 2008:

Gross proceeds from our initial public offering of common stock and Financing Transaction	$812,500,000
Underwriters’ fee	(11,325,000)
Estimated offering costs withheld from trust	(1,400,000)
Funds not placed in trust	(125,000)

Cash placed in trust on January 24, 2008	799,650,000
Activity January 25, 2008 to December 31, 2008:
Total investment income earned on assets held in trust	17,119,421
Unrealized gain on U.S. treasury notes included in other comprehensive income	104,570

Subtotal	816,873,991

Withdrawals from the trust:
Payments for estimated income taxes	5,700,651
Transfers to the Company’s operating account for payment of additional offering costs, general and administrative expenses and for working capital purposes (limited to a maximum of $6,000,000).	3,206,159

Total assets held in trust account as of December 31, 2008	$807,967,181

Total trust assets attributable to Common Stock subject to possible conversion as of December 31, 2008	$269,295,451

Liquidity and Capital Resources

Our liquidity needs were satisfied, on January 24, 2008, through receipt of $799,775,000 of net proceeds from the initial public offering and Financing Transaction, of which $799,650,000 was placed in a trust and is more fully described below.

The net proceeds from the initial public offering and Financing Transaction, after deducting estimated offering expenses of $1,400,000 and underwriting discounts and commissions of $11,325,000 (which excludes $31,800,000 of the deferred underwriter’s fee held in trust and payable upon the consummation of a business combination), were $799,775,000. The underwriter in our initial public offering agreed that $31,800,000 of the underwriting discounts and commissions will be deferred and will not be payable unless and until we consummate a business combination and, accordingly, such amount is held in trust.

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

As of December 31, 2008, we had $1,639,835 of unrestricted cash and cash equivalents held outside the trust available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination and for general corporate matters. In addition, we are able to draw up to an additional $2,793,841 from the trust account for this purpose prior to a business combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through an offering of debt or equity securities or borrowings under a credit facility if such funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangement and have no current intention of doing so. We can give no assurance that we will be able to obtain any such financing on favorable terms, if at all.

Related Party Transactions

Commencing January 17, 2008, we are obligated, through the earlier of the date of the initial business combination or our liquidation, to pay to Lazard a monthly fee of $15,000 for general and administrative services. The Company paid Lazard $172,258 during the year ended December 31, 2008 and the period September 27, 2007 (date of inception) to December 31, 2008 for services provided under this agreement.

On October 1, 2007, Lazard Funding loaned us, in the form of a note, $100,000 for payment of offering expenses on our behalf. The note bore interest at a rate of 3.60% per year and was payable on the earlier of April 1, 2008 or seven days following the closing of the initial public offering. The note was prepaid on January 24, 2008 out of the proceeds of the initial public offering and Financing Transaction that were not placed in the trust.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our balance sheet and income statement are based upon our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of the Company’s financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to income taxes and investing activities. Management bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

U.S. Treasury Securities Held In Trust

The Company considers its investment in U.S. Treasury securities “available for sale” investments under Statement of Financial Accounting Standards (“SFAS”) No. 115 (“SFAS No.115”) and records these investments at their fair value, with any increase or decrease in fair value reported in “accumulated other comprehensive income, net of tax”, until such time they are realized and reclassified to earnings using the specific identification method. Any declines in fair value of “available for sale” securities that are determined to be other than temporary would be charged to earnings at that time. The U.S. Treasury securities held in trust at December 31, 2008 have a maturity date of August 15, 2009.

Income Taxes

As part of the process of preparing its financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires the Company to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as unrealized gains on investments. These temporary differences result in deferred tax assets and liabilities, which are included in the Company’s statements of financial condition. In addition, as a result of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty

in Income Taxes” (“FIN No. 48”), a tax position can be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances should be established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes and future taxable income in making this assessment. If actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact the Company’s financial position and results of operations.

On September 27, 2007, the Company adopted FIN No. 48 which clarifies the more likely than not criteria included in FASB Statement No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) that must be met prior to recognition of the financial statement benefit of a tax position taken or expected to be taken in a tax return. FIN No. 48 also requires the recognition of a liability for differences between tax positions taken in a tax return and amounts recognized in the financial statements. Management applies the more likely than not criteria included in FIN No. 48 when estimating its income taxes in each of the jurisdictions in which it operates. See Note 5 of Notes to Financial Statements for additional information regarding income taxes.

Tax contingencies can involve complex issues and may require an extended period of time to resolve. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. Furthermore, the Company’s interpretation of complex tax laws may impact its recognition and measurement of current and deferred income taxes.

Recent Accounting Pronouncements

The net proceeds from the initial public offering and Financing Transaction are intended to be applied towards the consummation of a Business Combination. In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations”, (“SFAS No. 141(R)”). SFAS No. 141(R) replaced SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also established principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) also requires the acquirer to expense, as incurred, costs relating to any acquisitions that close on or after the first reporting period beginning on or after December 15, 2008.

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

On September 30, 2008, the SEC’s Office of the Chief Accountant and the FASB staff jointly issued interpretive guidance on the application of SFAS No. 157 with respect to estimating the fair value of financial instruments in the current market environment. The release also provides clarification of the factors that should be considered when determining when investments accounted for under SFAS No. 115 are other than temporarily impaired such that an impairment charge must be recognized through earnings. On October 10, 2008, the FASB issued FSP FAS 157-3 “Determining The Fair Value Of A Financial Asset When The Market For That Asset Is Not Active” (“FSP 157-3”), which provided additional interpretative guidance on the application of SFAS No. 157 in markets that are not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not yet been issued. The issuance of interpretative guidance on the application of SFAS No. 157 did not have a material impact on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We were incorporated in Delaware on September 27, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We were considered in the development stage at December 31, 2008, and remain in the development stage as we have not yet commenced any operations. Through December 31, 2008, our efforts have been limited to organizational activities; activities relating to our initial public offering and Financing Transaction; activities relating to identifying and evaluating prospective acquisition candidates; and activities relating to general corporate matters. We did not have any financial instruments that were exposed to market risks at December 31, 2008 other than approximately $9.3 million principal amount of U.S. Treasury Notes, which mature on August 15, 2009, and are held in the trust.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust account we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our initial public offering held in the trust account have been invested only in (a) a Mellon Bank, N.A. money market deposit account or (b) one or more money market funds we select for which The Dreyfus Corporation, an affiliate of the account agent, or any subsidiary or affiliate thereof serves as investment advisor, administrator, shareholder servicing agent, custodian or subcustodian and (c) upon our written request, the account agent shall be required to (x) invest such requested amount directly in United States treasury bonds, bills or notes identified by us and (y) sell, transfer or otherwise dispose of treasuries identified by us, provided, that the amount of treasuries held at any time may not exceed $10 million. Such money market funds must invest principally either in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or in tax exempt municipal bonds issued by governmental entities located within the United States. At December 31, 2008, the money market funds were invested in the Dreyfus Treasury Prime Cash Management Fund (a money market mutual fund structured within the confines of Rule 2a-7 under the Investment Company Act of 1940, as amended), which invests solely in U.S. Treasury Bills and U.S. Treasury Notes. The Bank of New York Mellon, the custodian bank for these funds, is responsible for the safekeeping of securities on behalf of the funds. Since the securities are registered in the name of each fund, they are not assets or liabilities of the custodian bank. Given our limited risk in our exposure to U.S. Treasury Bills and such money market funds, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

b. Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Controls Over Financial Reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), and the related report of our independent registered public accounting firm, are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

c. Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Donald G. Drapkin	60	Chairman, Chief Executive Officer and President
Douglas C. Taylor	44	Chief Financial Officer, Secretary and Director
Charles G. Ward	56	Director
Thomas Dooley	52	Director
R. Ian Molson	54	Director
David M. Schizer	40	Director
Ronald J. Kramer	50	Director

Donald G. Drapkin has served as our Chairman, Chief Executive Officer and President since October 2007. Mr. Drapkin has been Vice Chairman of Lazard International, an affiliate of Lazard Ltd, and Chairman of Lazard’s Investment Committee since May 2007. Over the course of his 36-year career, Mr. Drapkin has been involved in numerous significant securities transactions and business combinations. He was a Director of Revlon, Inc. and of Revlon Products Corporation from their respective formations in 1992 until April 2007. He was Vice Chairman of the Board of MacAndrews & Forbes Holdings and various of its affiliates from 1987 to April 2007. Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP for more than five years prior to 1987. Mr. Drapkin also serves on the Board of Directors of Brandeis University, Lincoln Center Theater and Phoenix House Foundation, Inc. and is a member of the Dean’s Council of Columbia Law School.

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

Ronald J. Kramer has served as our Director since October 2007.    Mr. Kramer has served as the Chief Executive Officer and a director of Griffon Corporation since April 2008. Previously, he had been President and a Director of Wynn Resorts, Limited, a publicly traded casino resort developer, from 2002 to 2008. Mr. Kramer was formerly an investment banker for over twenty years with experience in mergers and acquisitions and debt and equity financings. Mr. Kramer was a Managing Director of Dresdner Kleinwort Wasserstein and its predecessor, Wasserstein Perella & Co., from 1999-2001. Mr. Kramer is also a member of the Board of Directors of Monster Worldwide, Inc., a leading online career site. In addition, he is a director of Mt. Sinai Children’s Center Foundation. Mr. Kramer holds a Bachelor of Science degree from the Wharton School of the University of Pennsylvania and a Master of Business Administration from New York University.

None of our current officers or directors are currently, or have been in the past, associated with other blank check companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of common stock and our other equity securities. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. We have reviewed copies of the reports that have been filed as well as written representations from our directors and executive officers who are required to file the reports. Based on this review, we believe that during 2008 each of our directors and executive officers has complied with applicable reporting requirements for transactions in our equity securities.

Number and Terms of Office of Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The terms of office of the first class of directors, consisting of Thomas

Dooley and David M. Schizer and the second class of directors, consisting of Charles G. Ward and Ronald J. Kramer, will expire at the next annual meeting of stockholders. The term of office of the third class of directors, consisting of Donald G. Drapkin, Douglas C. Taylor and R. Ian Molson, will expire at the following annual meeting of stockholders. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition.

Audit Committee

We have established an audit committee of the board of directors, consisting of Ronald J. Kramer, as chairman, R. Ian Molson and Thomas Dooley, each of whom is an independent director under the listing standards of the NYSE Alternext. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

•	approve payment of ordinary administrative expenses of the Audit Committee that are necessary in carrying out its duties;

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

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE Alternext listing standards. The NYSE Alternext listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NYSE Alternext that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Ronald J. Kramer satisfies the NYSE Alternext’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

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

In the performance of its oversight function, the Committee has reviewed and discussed with management the Company’s audited financial statements as of and for the year ended December 31, 2008. The Committee has also discussed with the independent auditors the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. Finally the Committee has received and reviewed the written disclosures and the letter from the independent auditors required by Independence Standard No. 1, Independence Discussions with Audit Committees, as amended, by the Independence Standards Board, has considered whether the provision of other non-audit services, by the independent auditors to the Company is compatible with maintaining the independent auditors’ independence, and has discussed with the independent auditors the auditors’ independence.

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

Based on the reviews and discussions referred to above, we have recommended to the Board of Directors that the financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 to be filed with the Securities and Exchange Commission.

Ronald J. Kramer (Chairman)

R. Ian Molson

Thomas Dooley

Nominating and Corporate Governance Committee

We have established the Nominating and Corporate Governance Committee of the board of directors, consisting of David M. Schizer, as chairman, R. Ian Molson and Thomas Dooley, each of whom is an independent director under the listing standards of the NYSE Alternext. The nominating committee is responsible for:

•	identifying and recommending to the board individuals qualified to serve as members of the board of directors and on committees of the board, consistent with criteria approved by the board;

•	advising the board with respect to board composition, procedures and committees;

•	developing and recommending to the board a set of corporate governance principles applicable to the Company; and

•	overseeing the evaluation of the board and management.

The Nominating and Corporate Governance Committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees generally provide that persons to be nominated:

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

The Nominating and Corporate Governance Committee will consider a number of qualifications relating to management and leadership experience, skills, personal and professional integrity, character, business judgement, and the availability in light of other commitments in evaluating a person’s candidacy for membership on the board of directors. The Nominating and Corporate Governance Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The Nominating and Corporate Governance Committee does not distinguish among nominees recommended by stockholders and other persons.

Stockholders who wish to recommend to the Nominating and Corporate Governance Committee a candidate for election to the Board of Directors should send their letters to the Company at 30 Rockefeller Plaza, 62nd Floor, New York, New York 10020, Attention: Sapphire Industrials Corp., Nominating and Corporate Governance Committee. The Corporate Secretary will promptly forward all such letters to the members of the Nominating and Corporate Governance Committee for evaluation in connection with the next annual meeting of stockholders of the Company.

Compensation Committee

We have established a Compensation Committee of the board of directors, consisting of R. Ian Molson, as chairman, and David M. Schizer, each of whom is an independent director under the listing standards of the NYSE Alternext. The Compensation Committee will oversee our compensation and employee benefit plans and practices as the need arises.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to our officers, directors and employees and have filed a copy of our code of business conduct and ethics as an exhibit to this Annual Report on

Form 10-K. Our code of business conduct and ethics may be reviewed by accessing the Corporate Governance section of our website at http://www.sapphireindustrials.com or the public filings at the SEC’s website at www.sec.gov. We intend to disclose any amendments to or waivers of certain provisions of our code of business conduct and ethics in a current report on Form 8-K.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of such committee, the entire board) of another corporation, one of whose executive officers served on the Compensation Committee or as one of our directors. None of our executive officers served as a director of another corporation, where one of the executive officers of the other corporation served on the Compensation Committee. No executive officer has received any cash compensation for services rendered to us. As described above, unless we consummate the initial business combination, neither Lazard nor our officers and directors will receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account up to a maximum of $6,000,000 that may be released to us as working capital. We do not have a policy that prohibits Lazard or our officers and directors from negotiating for the reimbursement of such expenses by a target business or businesses. Such reimbursement payments will be subject to review and approval by our Audit Committee, which is comprised of independent directors, to the extent they are in excess of $300,000 in the aggregate in any fiscal quarter.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

We have no compensation plans under which equity securities are authorized for issuance.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of February 9, 2009, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock
Lazard	20,144,000		20.1%
Donald G. Drapkin(2)(3)	4,000,000	(5)	4.0%
Douglas C. Taylor(2)(4)	333,333		*
Charles G. Ward(2)	266,667		*
Thomas Dooley(2)	64,000		*
R. Ian Molson(2)	64,000		*
David M. Schizer(2)	64,000		*
Ronald J. Kramer(2)	64,000		*
Integrated Core Strategies (US) LLC(6)	9,724,100		9.7%
QVT Financial LP(7)	9,771,975		9.8%
All directors and executive officers as a group (7 individuals)	4,856,000		4.9%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the individuals is 30 Rockefeller Plaza, 62nd Floor, New York, New York 10020.
(2)	Each of these individuals is a director of the Company.
(3)	Mr. Drapkin serves as Chairman, Chief Executive Officer and President.
(4)	Mr. Taylor serves as Chief Financial Officer and Secretary.
(5)	Includes 1,200,000 shares of common stock owned by the Donald G. Drapkin 2007 Trust.
(6)	As set forth in a Schedule 13G filed with the SEC on November 3, 2008, Integrated Core Strategies (US) LLC (“Integrated Core Strategies “) is the beneficial owner of 9,279,100 shares of Common Stock. Millenco LLC (“Millenco”) (formerly known as Millenco, L.P.) is the beneficial owner of 445,000 shares of Common Stock. Millennium Management LLC (“Millennium Management”) is the general partner of Integrated Holding Group LP (“Integrated Holding Group”), which is the managing member of Integrated Core Strategies and consequently may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Millennium Management is also the manager of Millenco, and consequently may be deemed to have shared voting control and investment discretion over securities owned by Millenco. Israel A. Englander (“Mr. Englander”) is the managing member of Millennium Management. As a result, Mr. Englander may be deemed to have shared voting control and investment discretion over securities deemed to be beneficially owned by Millennium Management. The business address for each of these entities and Mr. Englander is 666 Fifth Avenue, New York, New York 10103.
(7)

As set forth in a Schedule 13G filed with the SEC on February 4, 2009, QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 8,096,519 shares of common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 894,433 shares of common stock. QVT Financial is also the investment manager for a separate discretionary account managed for a third party (the “Separate Account”), which holds 781,023 shares of our common stock. QVT Financial has the power to direct the vote and disposition of the common stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 9,771,975 shares of common stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account. QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of common stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 8,990,952 shares of common stock. Each of QVT Financial, QVT Financial GP LLC disclaims beneficial ownership of the shares of Common Stock owned by the Fund and Quintessence and held in the Separate Account. QVT Associates GP LLC disclaims beneficial ownership of all shares of Common Stock owned by the Fund and Quintessence, except to the extent of its pecuniary interest therein. The business address of QVT Financial, QVT Financial GP LLC and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.

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

On October 2, 2007, we issued 23,000,000 units, with such number of units giving effect to the split of the units that occurred on January 17, 2008, with each such unit consisting of one share of our common stock and one warrant with an exercise price of $7.50 per share, to Lazard and our directors for $143,750, at a purchase price of $0.00625 per unit on a post-split basis. On March 5, 2008, we repurchased an aggregate of 3,000,000 founder units on a post-split basis from Lazard Funding and our directors at a price of $0.00625 per unit.

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

We have agreed to pay Lazard $15,000 per month for administrative services, commencing January 17, 2008, through the earlier of the date of the initial business combination or our liquidation. The Company has incurred and paid $172,258 through December 31, 2008 with respect to this commitment. In addition, we have undertaken to reimburse Lazard, monthly in arrears, all out-of-pocket expenses incurred by Lazard in performing these services. We believe that the fees charged by Lazard for the foregoing services are at least as favorable as we could have obtained from an unaffiliated third party. This services agreement between Lazard and us will terminate upon completion of a business combination or the distribution of the trust account to our public stockholders.

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

Director Independence

Our board of directors has determined that Thomas Dooley, R. Ian Molson, David M. Schizer and Ronald J. Kramer are “independent directors” as defined in Rule 10A-3 of the Exchange Act and as defined by the rules of the NYSE Alternext.

Item 14.	Principal Accounting Fees and Services

Appointment Of Independent Registered Public Accounting Firm

The Audit Committee has recommended Deloitte & Touche LLP as our independent registered public accounting firm for the 2009 fiscal year. Deloitte & Touche LLP will audit our financial statements for fiscal 2009 and perform other services. Deloitte & Touche LLP acted as the Company’s independent registered public accounting firm for the 2008 and 2007 fiscal years.

Fees of Independent Registered Public Accounting Firm

For the fiscal years ended December 31, 2008 and 2007, fees for services provided by Deloitte & Touche LLP were as follows:

	2008	2007
Audit Fees for the audit of the Company’s annual financial statements, the audit of the effectiveness of the Company’s controls over financial reporting for the 2008 fiscal year, reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q, and audits of the financial statements issued in connection with our initial public offering on Forms S-1, 8-K and 8-K/A filed with the Securities and Exchange Commission	$225,000	$75,000

Audit-Related Fees, include fees for services related to the issuance of a comfort letter, consents and other services related to our initial public offering	$85,000	$—

Tax Fees During 2008 and 2007, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning	$—	$—

All Other Fees During 2008 and 2007, there were no fees billed for products or services provided by our independent registered public accounting firm other than those set forth above	$—	$—

Audit Committee Pre-Approval Policy

Since our audit committee was not formed until January 11, 2008 in connection with our initial public offering, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, subsequent to the formation of the audit committee in accordance with Section 10A(i) of the Exchange Act, the Committee approved all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Financial Statements:

See index on page F-1.

(b)	Exhibits:

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index.

(c)	Financial Statement Schedules:

None.

Index to Financial Statements	Page
Management’s Report On Internal Control Over Financial Reporting	F-2
Reports of Independent Registered Public Accounting Firm	F-3

Financial Statements
Balance Sheets as of December 31, 2008 and 2007	F-5

Statements of Income (Loss) for the year ended December 31, 2008 and for the periods September 27, 2007 (date of inception) to December 31, 2007 and September 27, 2007 (date of inception) to December 31, 2008

F-6

Statements of Cash Flows for the year ended December 31, 2008 and for the periods September  27, 2007 (date of inception) to December 31, 2007 and September 27, 2007 (date of inception) to December 31, 2008

F-7
Statement of Changes in Stockholders’ Equity for the period September 27, 2007 (date of inception) to December 31, 2008	F-8
Notes to Financial Statements	F-9

Supplemental Financial Information
Quarterly Results	F-19

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Sapphire Industrials Corp. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, audited the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report which appears under “Reports of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sapphire Industrials Corp.:

We have audited the internal control over financial reporting of Sapphire Industrials Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report On Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2008, of the Company and our report dated February 12, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York

February 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sapphire Industrials Corp.:

We have audited the accompanying balance sheets of Sapphire Industrials Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2008 and 2007, and the related statements of income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2008, and for the periods from

September 27, 2007 (date of inception) to December 31, 2007 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, and for the periods from September 27, 2007 (date of inception) to December 31, 2007 and 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

As discussed in Note 1 to the financial statements, the Company will only continue in existence for a specified period if a business combination is not consummated.

/s/ Deloitte & Touche LLP

New York, New York

February 12, 2009

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,639,835	$71,053
Cash equivalents held in trust	798,551,640	—
U.S. Treasury securities held in trust	9,415,541	—
Interest receivable	2,497	311
Prepaid expenses and income taxes	462,393	—
Deferred offering costs	—	1,359,131

Total current assets	810,071,906	1,430,495
Other Assets	8,333	—

Total Assets	$810,080,239	$1,430,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Deferred underwriting fee	$31,800,000	$—
Accrued expenses	470,308	1,187,119
Deferred taxes payable	36,600	—
Note payable, stockholder	—	100,000

Total current liabilities	32,306,908	1,287,119

Trust Assets Attributable To Common Stock Subject To Possible Conversion (26,663,999 shares)	266,523,335	—
Deferred Trust Income Attributable To Common Stock Subject To Possible Conversion	2,772,116	—

Commitment

Stockholders’ Equity:
Preferred stock, $0.001 par value per share (1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock, $0.001 par value per share (600,000,000 and 300,000,000 shares authorized, and 100,000,000 and 23,000,000 shares issued and outstanding at December 31, 2008 and 2007, respectively) (includes 26,663,999 common shares subject to possible conversion at December 31, 2008)(*)	100,000	23,000
Additional paid-in capital(*)	500,982,777	120,750
Earnings/(deficit) accumulated during the development stage	7,327,133	(374)
Accumulated other comprehensive income, net of taxes of $36,600, at December 31, 2008	67,970	—

Total Stockholders’ Equity	508,477,880	143,376

Total Liabilities and Stockholders’ Equity	$810,080,239	$1,430,495

(*)	Common stock and additional paid-in capital are retroactively adjusted as of December 31, 2007 to reflect the impact of a 1.6 for 1 split of Founder Units on January 17, 2008 - see Note 7.

See Notes to Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

STATEMENTS OF INCOME (LOSS)

	Year Ended December 31, 2008	For the period September 27, 2007 (Date of Inception) to December 31,
		2007	2008
Revenue:

Investment income	$17,164,843	$1,358	$17,166,201

Expenses:

Professional fees	912,804	—	912,804

General and administrative	713,928	832	714,760

Interest	230	900	1,130

Total expenses	1,626,962	1,732	1,628,694

Income (Loss) Before Income Taxes	15,537,881	(374)	15,537,507

Income Taxes	5,438,258	—	5,438,258

Net Income (Loss)	10,099,623	(374)	10,099,249

Less - Deferred Trust Income Attributable To Common Stock Subject To Possible Conversion	(2,772,116)	—	(2,772,116)

Net Income (Loss) Attributable To Common Stock	$7,327,507	$ (374)	$7,327,133

Weighted Average Common Shares Outstanding(*):
Basic and diluted	70,501,583	23,000,000	60,643,395

Net Income (Loss) Per Common Share(*):
Basic and diluted	$0.10	$0.00	$0.12

(*)	Weighted average number of common shares and net income per share amounts are retroactively adjusted to reflect the impact of a 1.6 to 1 split of Founder Units on January 17, 2008 - see Note 7.

See Notes to Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	For the Period September 27, 2007 (Date of Inception) to December 31,
		2007	2008
Cash Flows From Operating Activities:
Net income (loss) attributable to common stock	$7,327,507	$(374)	$7,327,133
Adjustments to reconcile net income (loss) attributable to common stock to net cash provided by operating activities:
Investment income earned on assets held in trust account	(17,119,421)	—	(17,119,421)
Withdrawal of investment income earned on assets held in trust account	8,906,810	—	8,906,810
Deferred trust income attributable to common stock subject to possible conversion	2,772,116	—	2,772,116
Change in operating assets and liabilities:
Increase in interest receivable	(2,186)	(311)	(2,497)
Increase in prepaid expenses and income taxes and other assets	(470,726)	—	(470,726)
Increase in accrued expenses (exclusive of accrued costs related to financing activities)	468,576	1,732	470,308

Net Cash Provided by Operating Activities	1,882,676	1,047	1,883,723

Cash Flows From Investing Activities:
Purchase of cash equivalents held in trust	(790,300,546)	—	(790,300,546)
Purchases of U.S. Treasury securities held in trust	(18,492,891)	—	(18,492,891)
Proceeds from sale of U.S. Treasury securities held in trust	9,143,437	—	9,143,437

Net Cash Used In Investing Activities	(799,650,000)	—	(799,650,000)

Cash Flows From Financing Activities:
Proceeds from sale of Founder Units	—	143,750	143,750
Payments for partial redemption of Founder Units	(18,750)	—	(18,750)
Proceeds from note payable	—	100,000	100,000
Repayment of note payable	(100,000)	—	(100,000)
Payments for offering costs	(1,720,144)	(173,744)	(1,893,888)
Proceeds from Public Offering, net of $11,325,000 of underwriting fees	788,675,000	—	788,675,000
Proceeds from issuance of Insider Warrants	12,500,000	—	12,500,000

Net Cash Provided By Financing Activities	799,336,106	70,006	799,406,112

Net Increase In Cash and Cash Equivalents	1,568,782	71,053	1,639,835
Cash And Cash Equivalents, Beginning of Period	71,053	—	—

Cash And Cash Equivalents, End of Period	$1,639,835	$71,053	$1,639,835

Supplemental Disclosure Of Non-Cash Investing And Financing Activities:
Interest earned on assets held in trust, net of distributions	$8,212,611	$—	$8,212,611

Deferred underwriting fee included in additional paid-in capital	$31,800,000	$—	$31,800,000

Deferred offering costs included in accrued expenses	$—	$1,185,387	$—

Cash paid for:
Income taxes	$5,700,651	$—	$5,700,651

Interest	$1,130	$—	$1,130

See Notes to Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock(*)		Additional Paid-in Capital (*)	Earnings/ (Deficit) Accumulated During the Development Stage	Accumulated Other Comprehensive Income, Net of Taxes	Stockholders’ Equity
	Shares	Amount
Balance at September 27, 2007 (date of inception)	—	$—	$—	$—	$—	$—
Proceeds from issuance of Founder Units to Initial Stockholders	23,000,000	23,000	120,750			143,750
Net loss				(374)		(374)

Balance at December 31, 2007	23,000,000	23,000	120,750	(374)	—	143,376

Net proceeds from issuance of Units in Public Offering (includes 26,663,999 shares of Common Stock subject to possible conversion)	80,000,000	80,000	754,901,112			754,981,112

Less 26,663,999 shares of Common Stock subject to possible conversion			(266,523,335)			(266,523,335)

Proceeds from issuance of Insider Warrants			12,500,000			12,500,000

Net income attributable to common stock				7,327,507		7,327,507
Other comprehensive income, net of taxes of $36,600:
Unrealized gain on available-for-sale securities					77,035	77,035
Adjustment for unrealized gains reclassified to earnings					(9,065)	(9,065)

Comprehensive income						7,395,477

Redemption of Founder Units	(3,000,000)	(3,000)	(15,750)			(18,750)

Balance at December 31, 2008	100,000,000	$100,000	$500,982,777	$7,327,133	$67,970	$508,477,880

(*)	Common stock and additional paid-in capital as of December 31, 2007 are retroactively adjusted to reflect the impact of a 1.6 for 1 split of Founder Units on January 17, 2008 – see Note 7.

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

At December 31, 2008, the Company had not yet commenced any business operations other than pursuing prospective acquisition candidates, and through that date our efforts have been limited to organizational activities; activities relating to our initial public offering (the “Public Offering”) and financing transaction (the “Financing Transaction”) described in Note 2; activities relating to identifying and evaluating prospective acquisition candidates; and activities relating to general corporate matters. We have not generated any revenues, other than investment income earned on the proceeds of our Public Offering and Financing Transaction. During the period September 27, 2007 (date of inception) to September 30, 2007 there was no activity in the Company. The Company has selected December 31 as its fiscal year-end.

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

At December 31, 2008, the Trust Account assets are invested in money market funds ($798,551,640) and in U.S. Treasury securities ($9,415,541) and are reflected as “Cash Equivalents Held In Trust” and “U.S. Treasury Securities Held In Trust,” respectively, in the accompanying balance sheet as of that date — see Note 3. Until the earlier of (i) the consummation of the Business Combination or (ii) liquidation of the Company, the remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $6,000,000 of investment income earned on the Trust Account balance may be released to the Company to fund its expenses and other working capital requirements and additional amounts may be released from investment income to the Company as necessary to satisfy tax obligations.

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

All of the Company’s stockholders prior to the Public Offering, which include all of the officers and directors of the Company and Lazard Funding Limited LLC (“Lazard Funding”) (collectively the “Initial Stockholders”), purchased founder units (the “Founder Units”), which each consist of one share of the Company’s Common Stock and one common stock purchase warrant (“Founder Warrants”). Lazard Funding is a wholly-owned subsidiary of Lazard Group LLC (“Lazard Group”). Lazard Group is an indirect subsidiary of Lazard Ltd (together with Lazard Funding and Lazard Group, referred to as “Lazard”). Lazard Ltd is an international financial advisory and asset management firm, and its shares of Class A common stock are traded on the New York Stock Exchange.

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

Any public stockholder who votes against a Business Combination or an extension of the Company’s existence that is approved and consummated may demand at the time of such vote that the Company convert his or her shares into a pro rata share of the Trust Account. Accordingly, public stockholders holding up to 33.33% less one share of the aggregate number of shares owned by all public stockholders, cumulative with holders expressing conversion rights with respect to an extension of the Company’s existence to up to 36 months, may seek conversion of their shares in the event of a Business Combination. If such Business Combination or extension of the Company’s existence occurs, such public stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In this respect, an aggregate of $269,295,451 has been classified as “Trust Assets Attributable To Common Stock Subject To Possible Conversion” and “Deferred Trust Income Attributable To Common Stock Subject To Possible Conversion” in the accompanying Balance Sheet at December 31, 2008.

The Company’s amended and restated certificate of incorporation provides that the Company will continue in existence until 24 months from January 17, 2008, the effective date of the registration statement governing the Public Offering, and, unless the Company has completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purpose of winding up its affairs. However, if the Company has entered into a definitive agreement relating to a Business Combination within 24 months following the consummation of the Public Offering, and if the Company anticipates that it may not be able to consummate such Business Combination within the 24-month period, the Company may seek up to a 12-month extension to complete the Business Combination by calling a special (or annual) meeting of its stockholders for the purpose of soliciting their approval for such extension. In connection with the vote required for any such extension, the Initial Stockholders have agreed to vote their Founder Shares in accordance with the majority of the shares of

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Common Stock voted by the public stockholders. This voting arrangement does not apply to shares included in units purchased by Lazard and any other Initial Stockholder in the Public Offering or in the open market subsequent to the Public Offering (see Note 2 below), with respect to which Lazard and the other Initial Stockholders have agreed to vote all such shares in favor of both a Business Combination and an extension of the Company’s corporate existence to up to 36 months. Any public stockholders voting against the proposed extension will be eligible at the time of such vote to elect to convert their shares into a pro rata share of the Trust Account if the Company effects the extension. However, the Company will not effect the extension if a majority of the outstanding shares of Common Stock are not voted in favor of the extension or if 33.33% or more of the shares sold in the Public Offering vote against the proposed extension and elect to convert their shares into their pro rata share of the Trust Account.

Upon dissolution, the Company will distribute to all of the public stockholders (including Lazard and our directors to the extent they purchased shares in our initial public offering or in the open market), in proportion to their respective equity interests, an aggregate sum equal to the amount in the Trust Account, inclusive of any interest, plus any remaining net assets. Pursuant to letter agreements the Initial Stockholders have entered into with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their Founder Units upon the Company’s liquidation.

Basis of Presentation — Significant Accounting Policies

The accompanying financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and the Company’s significant accounting policies are described below.

Development Stage Company — The Company complies with the reporting requirements of SFAS No. 7.

Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company also maintains its non-trust cash and cash equivalent investment in an uninsured brokerage account with a Lazard-affiliated entity. The Company has not experienced any losses in this account.

Funds Held in Trust — A total of $799,650,000 of the net proceeds from the Public Offering, including $12,500,000 from the Financing Transaction and $31,800,000 of deferred underwriting commissions, has been placed in the Trust Account, with Mellon Bank N.A. serving as account agent. The Trust Account is invested in money market funds and U.S. Treasury Notes. As of December 31, 2008, the balance in the Trust Account was $807,967,181 (which includes $17,119,421 of investment income earned on the funds held in the trust since its inception on January 24, 2008), representing approximately $10.10 per share of Common Stock before consideration of any applicable income taxes (excluding 20,000,000 Founder Shares which do not have liquidation rights). During the year ended December 31, 2008, the Company withdrew $8,906,810 from the Trust Account, with $5,700,651 being utilized for the payment of income taxes on the investment income, and $3,206,159 for general and administrative expenses, payments of accrued expenses, payment of a portion of the offering costs and for working capital purposes.

U.S. Treasury Securities Held In Trust — U.S. Treasury Securities Held In Trust are considered “available -for-sale” investments under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), and are recorded at their fair value with any increase or decrease in fair value reported in “accumulated other comprehensive income, net of tax” until such time as they are realized and reclassified to earnings using the specific identification method. Any declines in fair value of “available for sale” securities that are determined to be other than temporary would be charged to earnings at that time.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred Offering Costs — Deferred offering costs consist primarily of printing, legal and professional fees and other costs that are directly related to the Public Offering and were charged to “Additional Paid-In Capital” upon the closing of the Public Offering. Such offering costs that were not yet paid as of December 31, 2007 are included within “Accrued Expenses” in the accompanying December 31, 2007 balance sheet as of that date.

Deferred Underwriting Fee — Deferred underwriting fee represents the portion of the underwriter’s fee payable only upon consummation of a Business Combination (see Note 2 below).

Income Taxes — The Company is subject to U.S. corporate federal income tax. The Company’s provision for income taxes is accounted for under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), as interpreted by the Financial Accounting Standard Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48”).

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

See Note 5 of Notes to Financial Statements for additional information relating to income taxes.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could materially differ from those estimates.

Recent Accounting Pronouncements — As described above, the net proceeds from the Public Offering and Financing Transaction are intended to be applied towards the consummation of a Business Combination. In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations”, (“SFAS No. 141(R)”). SFAS No. 141(R) replaced SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also established principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) also requires the acquirer to expense, as incurred, costs relating to any acquisitions that close on or after the first reporting period beginning on or after December 15, 2008.

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

On September 30, 2008, the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”), and the FASB staff jointly issued interpretative guidance on the application of SFAS No. 157 with respect to estimating the fair value of financial instruments in the current market environment. The release also provides clarification of the factors that should be considered when determining when investments accounted for under SFAS No. 115 are other than temporarily impaired such that an impairment charge must be recognized through earnings. On October 10, 2008, the FASB issued FSP FAS 157-3 “Determining The Fair Value Of A Financial Asset When The Market For That Asset Is Not Active” (“FSP 157-3”), which provided additional interpretative guidance on the application of SFAS No. 157 in markets that are not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not yet been issued. The issuance of interpretative guidance on the application of SFAS No. 157 did not have a material impact on the Company’s financial statements.

2. PUBLIC OFFERING AND FINANCING TRANSACTION

Pursuant to a Registration Statement on Form S-1 declared effective by the SEC on January 17, 2008 (the “Registration Statement”), the Company sold in its Public Offering 80,000,000 units (“Offering Units”), with each Offering Unit comprised of one share of Common Stock and one Redeemable Common Stock Purchase Warrant (“Offering Warrant”), at a price of $10.00 per Unit. The Public Offering was consummated on January 24, 2008. Gross proceeds from the Public Offering of $800,000,000 less current underwriting fees of $11,325,000 resulted in $788,675,000 in net proceeds to the Company, prior to offering expenses and deferred

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

underwriting fees. Total underwriting fees for the Public Offering were an aggregate of $43,125,000, with $11,325,000 payable on closing of the Public Offering and $31,800,000 only payable upon the consummation of a Business Combination. If a Business Combination is not consummated, the deferred underwriting fee will not be paid to the underwriter. The agreement with the underwriter relating to the Public Offering also granted the underwriter an over-allotment option to purchase an additional 12,000,000 Offering Units at the public offering price of $10.00 per Offering Unit, less an underwriting discount. The underwriter’s over-allotment option expired on February 16, 2008 with no exercise thereof.

Lazard purchased 5,000,000 Offering Units of the 80,000,000 Offering Units sold in the Public Offering at a price equal to the Public Offering price of $10.00 per Offering Unit and, subject to certain exceptions, has agreed that it will not sell or transfer such Offering Units until 180 days after the closing of a Business Combination.

Each Offering Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $7.00 commencing on the completion of a Business Combination. There will be no distribution from the Trust Account with respect to the Offering Warrants in the event of a liquidation as described in Note 1 above. Offering Warrants not exercised prior to liquidation or January 17, 2012, the date of expiration, will expire worthless. The Company may call the Offering Warrants for redemption under certain circumstances, which include during periods when the sales price of the Common Stock exceeds specified price levels. In that event, holders of the Offering Warrants may elect to exercise their Offering Warrants prior to the scheduled redemption date; however the Company has the option to require all holders who elect to exercise their Offering Warrants do so on a “cashless basis”.

Additionally, the Company completed the Financing Transaction whereby it sold a total of 12,500,000 warrants (“Insider Warrants”), at $1.00 per Insider Warrant, in a private placement transaction that took place simultaneously with the consummation of the Public Offering. All of the Insider Warrants, as well as a majority of the Founder Units, were purchased by Lazard.

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

3. ASSETS HELD IN TRUST

The initial investment, investment income, gross unrealized gain, and fair value of assets held in trust, by major security type and class of security at December 31, 2008, are as follows:

	Initial Investment	Investment Income	Gross Unrealized Gain	Withdrawals	Transfers, net	Fair Value
Cash equivalents:
Money market funds	$790,410,937	$16,920,447	$—	$(8,906,810)	$127,066	$798,551,640
Available-for-sale securities:
U.S. Treasury Notes (mature on August 15, 2009)	9,239,063	198,974	104,570	—	(127,066)	9,415,541

Total assets held in trust	$799,650,000	$17,119,421	$104,570	$(8,906,810)	$—	$807,967,181

The Company considers these investments “Level 1” in the fair value hierarchy pursuant to SFAS No. 157, “Fair Value Measurements”, which was adopted by the Company on January 1, 2008 with no material impact.

At December 31, 2008, the money market funds were invested in the Dreyfus Treasury Prime Cash Management Fund (a money market mutual fund structured within the confines of Rule 2a-7 under the Investment Company Act of 1940, as amended), which invests solely in U.S. Treasury Bills and U.S. Treasury Notes. The Bank of New York Mellon, the custodian bank for these funds, is responsible for the safekeeping of securities on behalf of the funds. Since the securities are registered in the name of each fund, they are not assets or liabilities of the custodian bank.

On July 16, 2008, the Company sold its then $9,000,000 principal investment in U.S. Treasury Notes, with interest rates of 4.875%, that were scheduled to mature on January 31, 2009 and purchased $9,000,000 principal amount of new U.S. Treasury Notes, with interest rates of 4.875% that mature on August 15, 2009. The sale resulted in proceeds of $9,143,437, which does not include $202,500 of accrued interest, and realized a gross gain of $13,946, which was reclassified out of other comprehensive income and is included in investment income on the statements of income for the year ended December 31, 2008 and the period September 27, 2007 (date of inception) to December 31, 2008.

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

5. INCOME TAXES

Income tax expense for the year ended December 31, 2008 and for the periods September 27, 2007 (date of inception) through December 31, 2008 and 2007 represent Federal income taxes, all of which are current. The Company’s effective tax rate is 35% for the year ended December 31, 2008 and for the period September 27, 2007 to December 31, 2008 and 34% for the period September 27, 2007 to December 31, 2007, with such effective tax rates representing the Company’s statutory rates applicable to the periods. The Company’s accounting policy provides that interest and penalties related to income taxes, if any, are to be included in income tax expense. The Company has no unrecognized tax benefits at December 31, 2008 and 2007.

At December 31, 2008 the Company recorded prepaid income taxes of $262,393, which represents the amount of estimated tax payments in excess of the 2008 income tax provision and is included in “Prepaid Expenses and Income Taxes” on the accompanying balance sheet. Further, as of December 31, 2008 the Company recorded a deferred tax liability of $36,600 related to an unrealized gain on available-for-sale securities, which was charged to other comprehensive income.

Components of the Company’s deferred tax assets (liabilities) as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Unrealized gains on available-for-sale investments	$(36,600)	$—
Net operating loss carry forward	—	127
Less - valuation allowance	—	(127)

Total	$(36,600)	$—

6. COMMITMENT

The Company presently occupies certain office space provided by Lazard. Lazard has agreed to make such office space, including conference rooms in New York City, and administrative services available to the Company until a Business Combination is consummated or the Company liquidates. The Company has agreed to pay Lazard $15,000 per month for such services commencing January 17, 2008. The Company has incurred and paid $172,258 for the year ended December 31, 2008 and the period September 27, 2007 (date of inception) to December 31, 2008, with respect to this commitment, with such amount included within “general and administrative” expense on the accompanying statements of income (loss).

7. EQUITY SECURITIES

Founder Units–As of December 31, 2007, the Company had issued and outstanding 23,000,000 Founder Units, with such number of Founder Units giving effect to a 1.6 to 1 split of the Offering Units that occurred on January 17, 2008. The split was effected in order to ensure that the Founder Units comprise 20% of the outstanding Founder Units and Offering Units (collectively “Units”) immediately following the Public Offering, and assumed

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

that the underwriter exercised its over-allotment option in full. Additionally, as a result of the expiration of the underwriters over-allotment option, on March 5, 2008 the Company repurchased 3,000,000 Founder Units, on a post-split basis, at a redemption price of $0.00625 per unit so that, in the aggregate, Founder Units comprise 20% of the Company’s issued and outstanding Units (without taking into account any separate trading of Common Stock and warrants issued as part of the Offering Units in the Public Offering). As of December 31, 2008, the Company had 20,000,000 Founder Units issued and outstanding.

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

As described in Note 1 above, the Company also maintains its non-trust cash and cash equivalent investment in an uninsured brokerage account with a Lazard-affiliated entity.

9. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable periods. The weighted average number of shares of common stock issued and outstanding used for the computation of basic and diluted net income (loss) per common share takes into account the number of Founders Shares outstanding for the respective periods and the shares of common stock (but not the 26,663,999 shares of common stock subject to possible conversion) sold in the Public Offering and outstanding since January 24, 2008. The exclusion of common stock subject to possible conversion gives effect to the fact that, upon the exercise of stockholder conversion rights, the Company may be required to redeem those shares for their pro rata portion of the Trust Account. As a result, the terms of the common stock subject to possible conversion are considered to be substantially different than those of the common stock. Increases in the conversion value of the common stock subject to possible conversion reduce the net income attributable to common stock.

The weighted average number of shares of common stock issued and outstanding used for the computation of basic and diluted net income (loss) per common share for the periods reported upon takes into account the number of Founders Shares outstanding for the periods and is retroactively adjusted to reflect the impact of the 1.6 to 1 split of Founders Units on January 17, 2008.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO FINANCIAL STATEMENTS—(Continued)

An aggregate of 112,500,000 warrants, consisting of the Founder Warrants, Offering Warrants and the Insider Warrants represent contingently issuable shares and are excluded from the calculation of diluted net income (loss) per share.

The calculations of the Company’s basic and diluted net income (loss) per share and weighted average shares outstanding for the year ended December 31, 2008 and the periods September 27, 2007 (date of inception) to December 31, 2008 and 2007 are presented below:

	Year Ended December 31, 2008	For the period September 27, 2007 (Date of Inception) to December 31,
		2007	2008
Net income (loss)	$ 10,099,623	$ (374)	$ 10,099,249
Less — Net income attributable to common stock subject to possible conversion	(2,772,116)	—	(2,772,116)

Net income (loss) — basic and diluted	$ 7,327,507	$ (374)	$ 7,327,133

Weighted average number of shares of common stock outstanding	95,480,769	23,000,000	80,439,394
Less — adjustment for shares of common stock subject to possible conversion	(24,979,186)	—	(19,795,999)

Weighted average number of shares of common stock outstanding – Basic and Diluted	70,501,583	23,000,000	60,643,395

Net income (loss) per share of common stock – Basic and Diluted	$0.10	$0.00	$0.12

SUPPLEMENTAL FINANCIAL INFORMATION

QUARTERLY RESULTS (UNAUDITED)

The following represents the Company’s unaudited quarterly results from development stage activities for the year ended December 31, 2008 and from September 27, 2007 (date of inception) to December 31, 2007. These quarterly results were prepared in conformity with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	2008 Fiscal Quarter
	First	Second	Third	Fourth	Year
Investment income	$5,390,061	$5,610,726	$5,037,891	$1,126,165	$17,164,843
Total expenses	120,682	305,298	767,983	432,999	1,626,962

Income before income taxes	$5,269,379	$5,305,428	$4,269,908	$693,166	$15,537,881

Net income	$3,425,097	$3,448,527	$2,775,441	$450,558	$10,099,623
Deferred trust income attributable to common stock subject to possible conversion	(1,160,607)	(104,268)	(1,109,143)	(398,098)	(2,772,116)

Net income attributable to common stock	$2,264,490	$3,344,259	$1,666,298	$52,460	$7,327,507

Net income per share of common stock – Basic and Diluted	$0.04	$0.05	$0.02	$0.00	$0.10

Dividends paid per share of common stock	$0.00	$0.00	$0.00	$0.00	$0.00

	2007 Fiscal Quarter
	First	Second	Third	Fourth	Year
Investment income	n/a	n/a	n/a	$ 1,358	$ 1,358
Total expenses	n/a	n/a	n/a	1,732	1,732

Income (loss) before income taxes	n/a	n/a	n/a	$ (374)	$ (374)

Net income (loss)	n/a	n/a	n/a	$ (374)	$ (374)

Net income (loss) attributable to common stock	n/a	n/a	n/a	$ (374)	$ (374)

Net income (loss) per share of common stock – Basic and Diluted	n/a	n/a	n/a	$0.00	$0.00

Dividends paid per share of common stock	n/a	n/a	n/a	$0.00	$0.00

*****

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

3.2	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

4.2	Specimen Common Stock Certificate (Incorporated by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

4.4	Warrant Agreement between the Registrant and Mellon Investor Services LLC dated January 17, 2008 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.1	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Lazard dated January 24, 2008 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.2	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Donald G. Drapkin dated January 24, 2008 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.3	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Douglas C. Taylor dated January 24, 2008 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.4	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Charles G. Ward dated January 24, 2008 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.5	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Thomas Dooley dated January 24, 2008 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.6	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and R. Ian Molson dated January 24, 2008 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.7	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and David M. Schizer dated January 24, 2008 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.8	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Ronald J. Kramer dated January 24, 2008 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.9	Trust Account Agreement between Mellon Bank, N.A. and the Registrant dated January 17, 2008 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.10	Securities Escrow Agreement between the Registrant, Mellon Investor Services LLC and the securityholders named therein dated January 17, 2008 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

Exhibit No.	Description
10.11	Letter Agreement between Lazard and Registrant regarding administrative support dated January 17, 2008 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.12	Registration Rights Agreement among the Registrant and Lazard Funding Limited LLC dated January 17, 2008 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.13	Amended and Restated Warrant Subscription Agreement between the Registrant and Lazard Funding Limited LLC dated January 14, 2008 (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.14	Initial Unit Subscription Agreement between the Registrant and Lazard Funding Limited LLC (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

10.15	Initial Unit Subscription Agreement between the Registrant and Donald G. Drapkin (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

10.16	Initial Unit Subscription Agreement between the Registrant and Douglas C. Taylor (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

10.17	Initial Unit Subscription Agreement between Registrant and Charles G. Ward (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

10.18	Initial Unit Subscription Agreement between the Registrant and Thomas Dooley (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

10.19	Initial Unit Subscription Agreement between the Registrant and R. Ian Molson (Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

10.20	Initial Unit Subscription Agreement between the Registrant and David M. Schizer (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

10.21	Initial Unit Subscription Agreement between the Registrant and Ronald J. Kramer (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

10.22	Letter Agreement between Lazard Funding Limited LLC and Citigroup Global Markets Inc. regarding open market share purchases dated January 9, 2008 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

14.1	Code of Business Conduct & Ethics

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

99.1	Audit Committee Charter

99.2	Nominating and Corporate Governance Committee Charter

99.3	Compensation Committee Charter

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 13th day of February, 2009.

SAPPHIRE INDUSTRIALS CORP.

By:	/s/ Donald G. Drapkin
Name:	Donald G. Drapkin
Title:	Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Donald G. Drapkin Donald G. Drapkin	Chairman of the Board, Chief Executive Officer and President (Principal executive officer)	February 13, 2009

/s/ Douglas C. Taylor Douglas C. Taylor	Chief Financial Officer, Secretary and Director (Principal financial and accounting officer)	February 13, 2009

/s/ Charles G. Ward Charles G. Ward	Director	February 13, 2009

/s/ Thomas Dooley Thomas Dooley	Director	February 13, 2009

/s/ R. Ian Molson R. Ian Molson	Director	February 13, 2009

/s/ David M. Schizer David M. Schizer	Director	February 13, 2009

/s/ Ronald J. Kramer Ronald J. Kramer	Director	February 13, 2009