Form 10-Q
period 2009-03-31
Sapphire Industrials Corp.
filed 2009-05-05
CIK 1414255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of outstanding shares of the Registrant’s common stock as of April 30, 2009 was 100,000,000.

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

Please note that, pursuant to Rule 405 of Regulation S-T, Sapphire Industrials Corp. is not required to file with the U.S. Securities and Exchange Commission, or post to its corporate Web site, any Interactive Data File prior to June 15, 2010.

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

Page
Condensed Balance Sheets as of March 31, 2009 and December 31, 2008	2
Condensed Statements of Income for the three month periods ended March 31, 2009 and 2008 and the period September 27, 2007 (date of inception) to March 31, 2009	3
Condensed Statements of Cash Flows for the three month periods ended March 31, 2009 and 2008 and the period September 27, 2007 (date of inception) to March 31, 2009	4
Condensed Statement of Changes in Stockholders’ Equity for the period September 27, 2007 (date of inception) to March 31, 2009	5
Notes to Condensed Financial Statements	6

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,238,063	$1,639,835
Cash and cash equivalents held in trust	798,954,643	798,551,640
U.S. Treasury securities held in trust	9,128,383	9,415,541
Interest receivable	513	2,497
Prepaid expenses and income taxes	527,204	462,393
Deferred tax assets	1,047	—

Total current assets	809,849,853	810,071,906
Other Assets	—	8,333

Total Assets	$809,849,853	$810,080,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Deferred underwriting fee	$31,800,000	$31,800,000
Accrued expenses	306,751	470,308
Deferred taxes payable	—	36,600

Total current liabilities	32,106,751	32,306,908

Trust Assets Attributable To Common Stock Subject To Possible Conversion (26,663,999 shares)	266,523,335	266,523,335
Deferred Trust Income Attributable To Common Stock Subject To Possible Conversion	2,810,727	2,772,116

Commitment

Stockholders’ Equity:
Preferred stock, $0.001 par value per share (1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock, $0.001 par value per share (600,000,000 shares authorized, and 100,000,000 shares issued and outstanding (includes 26,663,999 common shares subject to possible conversion)	100,000	100,000
Additional paid-in capital	500,982,777	500,982,777
Earnings accumulated during the development stage	7,328,207	7,327,133
Accumulated other comprehensive income (loss), net of tax (benefit) of $(1,047) and $36,600, at March 31, 2009 and December 31, 2008, respectively	(1,944)	67,970

Total Stockholders’ Equity	508,409,040	508,477,880

Total Liabilities and Stockholders’ Equity	$809,849,853	$810,080,239

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,		September 27, 2007 (Date of Inception) to March 31, 2009
	2009	2008
Revenue:

Investment income	$226,336	$5,390,061	$17,392,537

Expenses:

Professional fees	135,012	25,000	1,047,816

General and administrative	157,957	95,452	872,717

Interest	—	230	1,130

Total expenses	292,969	120,682	1,921,663

Income (Loss) Before Income Taxes	(66,633)	5,269,379	15,470,874

Income Taxes (Benefit)	(106,318)	1,844,282	5,331,940

Net Income	39,685	3,425,097	10,138,934

Less – Deferred Trust Income Attributable To Common Stock Subject To Possible Conversion	(38,611)	(1,160,607)	(2,810,727)

Net Income Attributable To Common Stock	$1,074	$2,264,490	$7,328,207

Weighted Average Common Shares Outstanding(*):
Basic and diluted	73,336,001	61,998,330	62,712,841

Net Income Per Common Share(*):
Basic and diluted	$0.00	$0.04	$0.12

(*)	Weighted average number of common shares and net income per share amounts for the three months ended March 31, 2008 and for the period September 27, 2007 (date of inception) to March 31, 2009 are retroactively adjusted to reflect the impact of a 1.6 to 1 split of Founder Units on January 17, 2008.

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,		September 27, 2007 (Date of Inception) to March 31, 2009
	2009	2008
Cash Flows From Operating Activities:
Net income attributable to common stock	$1,074	$2,264,490	$7,328,207
Adjustments to reconcile net income attributable to common stock to net cash provided by (used in) operating activities:
Investment income earned on assets held in trust account	(223,406)	(5,383,295)	(17,342,827)
Withdrawal of investment income earned on assets held in trust account	—	—	8,906,810
Deferred trust income attributable to common stock subject to possible conversion	38,611	1,160,607	2,810,727
(Increase) decrease in operating assets:
Interest receivable	1,984	(1,627)	(513)
Prepaid expenses and income taxes and other assets	(56,478)	(384,399)	(527,204)
Increase (decrease) in operating liabilities:
Accrued income taxes payable	—	1,844,282	—
Accrued expenses (exclusive of accrued costs related to financing activities)	(163,557)	18,651	306,751

Net Cash Provided by (Used) in Operating Activities	(401,772)	(481,291)	1,481,951

Cash Flows From Investing Activities:
Purchase of cash equivalents held in trust	(193,544)	(790,198,716)	(790,299,949)
Purchases of U.S. Treasury securities held in trust	(9,215,552)	(9,451,284)	(28,105,084)
Proceeds from sale of U.S. Treasury securities held in trust	9,409,096	—	18,755,033

Net Cash Used In Investing Activities	—	(799,650,000)	(799,650,000)

Cash Flows From Financing Activities:
Proceeds from sale of Founder Units	—	—	143,750
Payments for partial redemption of Founder Units	—	(18,750)	(18,750)
Proceeds from note payable	—	—	100,000
Repayment of note payable	—	(100,000)	(100,000)
Payments for offering costs	—	(490,869)	(1,893,888)
Proceeds from Public Offering, net of $11,325,000 of underwriting fees	—	788,675,000	788,675,000
Proceeds from issuance of Insider Warrants	—	12,500,000	12,500,000

Net Cash Provided By Financing Activities	—	800,565,381	799,406,112

Net Increase (Decrease) In Cash and Cash Equivalents	(401,772)	434,090	1,238,063
Cash And Cash Equivalents, Beginning of Period	1,639,835	71,053	—

Cash And Cash Equivalents, End of Period	$1,238,063	$505,143	$1,238,063

Supplemental Disclosure Of Non-Cash Investing And Financing Activities:
Interest earned on assets held in trust, net of distributions	$223,406	$5,383,295	$8,436,017

Deferred underwriting fee included in additional paid-in capital	$—	$31,800,000	$31,800,000

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock(*)		Additional Paid-in Capital(*)	Earnings/ (Deficit) Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss), Net of Tax (Benefit)	Stockholders’ Equity
	Shares	Amount
Balance at September 27, 2007 (date of inception)	—	$—	$—	$—	$—	$—
Proceeds from issuance of Founder Units to Initial Stockholders	23,000,000	23,000	120,750			143,750
Net loss				(374)		(374)

Balance at December 31, 2007	23,000,000	23,000	120,750	(374)	—	143,376

Net proceeds from issuance of Units in Public Offering (includes 26,663,999 shares of Common Stock subject to possible conversion)	80,000,000	80,000	754,901,112			754,981,112

Less 26,663,999 shares of Common Stock subject to possible conversion			(266,523,335)			(266,523,335)

Proceeds from issuance of Insider Warrants			12,500,000			12,500,000

Net income attributable to common stock				7,327,507		7,327,507
Other comprehensive income, net of taxes of $36,600:
Unrealized gain on available-for-sale securities					77,035	77,035
Adjustment for realized gains reclassified to earnings					(9,065)	(9,065)

Comprehensive income						7,395,477

Redemption of Founder Units	(3,000,000)	(3,000)	(15,750)			(18,750)

Balance at December 31, 2008	100,000,000	100,000	500,982,777	7,327,133	67,970	508,477,880

Net income attributable to common stock				1,074		1,074
Other comprehensive income (loss), net of tax (benefit) of $(37,647):
Net unrealized gain (loss) on available-for-sale securities					(22,173)	(22,173)
Adjustment for realized gains reclassified to earnings					(47,741)	(47,741)

Comprehensive income (loss)						(68,840)

Balance at March 31, 2009	100,000,000	$100,000	$500,982,777	$7,328,207	$(1,944)	$508,409,040

(*)	Common stock and additional paid-in capital as of December 31, 2007 are retroactively adjusted to reflect the impact of a 1.6 for 1 split of Founder Units on January 17, 2008.

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Organization and Business Operations

Sapphire Industrials Corp. (the “Company”) was incorporated in Delaware on September 27, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. The Company is considered to be in the development stage as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises” and is subject to the risks associated with development stage companies.

At March 31, 2009, the Company had not yet commenced any business operations other than pursuing prospective acquisition candidates, and through that date our efforts have been limited to organizational activities; activities relating to our initial public offering (the “Public Offering”) and financing transaction (the “Financing Transaction”) described in Note 3; activities relating to identifying and evaluating prospective acquisition candidates; and activities relating to general corporate matters. We have not generated any revenues other than investment income earned on the proceeds of our Public Offering and Financing Transaction. The Company has selected December 31 as its fiscal year-end.

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

At March 31, 2009 and December 31, 2008, the Trust Account assets were invested in money market funds and in U.S. Treasury securities and are reflected as “Cash and Cash Equivalents Held In Trust” and “U.S. Treasury Securities Held In Trust,” in the accompanying Condensed Balance Sheets — see Note 4. Until the earlier of (i) the consummation of the Business Combination or (ii) liquidation of the Company, the remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $6,000,000 of investment income earned on the Trust Account balance may be released to the Company to fund its expenses and other working capital requirements and additional amounts may be released from investment income to the Company as necessary to satisfy tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business or businesses, will be required to submit such transaction for stockholder approval. In the event that less than a majority of the public stockholders voting at a meeting called for stockholders’ approval of the Business Combination vote in favor of the Business Combination or stockholders owning 33.33% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights (calculated on a cumulative basis with stockholders who exercise their conversion rights with respect to their shares in connection with any extension of the Company’s corporate existence to up to 36 months) as described below, the Business Combination will not be

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

consummated. In connection with a vote on a Business Combination, a majority of the Company’s outstanding shares of common stock (“Common Stock”) must also be voted in favor of an amendment to the Company’s amended and restated certificate of incorporation approving its perpetual existence.

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

The Founder Warrants each entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $7.50 per share and become exercisable after the consummation of a Business Combination if and when the sales price of the Common Stock exceeds a specified price level. The Founder Warrants, which expire on January 17, 2013, are subject to certain transfer restrictions, cannot be redeemed by the Company while they are owned by the Initial Stockholders or their permitted transferees, and, in the event of a liquidation as described below, the Founder Warrants will not participate in any distributions from the Trust Account and will expire worthless. The Initial Stockholders have agreed to vote the shares of Common Stock included in their Founder Units (“Founder Shares”) in accordance with the majority of the shares of Common Stock voted by the public stockholders with respect to any Business Combination. On all other matters other than an extension of the Company’s existence and in any case after consummation of a Business Combination, this voting safeguard will no longer be applicable and the Initial Stockholders will be able to vote their Founder Shares independently of the public stockholders. See Note 7 below for additional information regarding Founder Units.

Any public stockholder who votes against a Business Combination or an extension of the Company’s existence that is approved and consummated may demand at the time of such vote that the Company convert his or her shares into a pro rata share of the Trust Account. Accordingly, public stockholders holding up to 33.33% less one share of the aggregate number of shares owned by all public stockholders, cumulative with holders expressing conversion rights with respect to an extension of the Company’s existence to up to 36 months, may seek conversion of their shares in the event of a Business Combination. If such a Business Combination or extension of the Company’s existence occurs, such public stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In this respect, an aggregate of $269,334,062 and $269,295,451 has been classified as “Trust Assets Attributable To Common Stock Subject To Possible Conversion” and “Deferred Trust Income Attributable To Common Stock Subject To Possible Conversion” in the accompanying Condensed Balance Sheets at March 31, 2009 and December 31, 2008, respectively.

The Company’s amended and restated certificate of incorporation provides that the Company will continue in existence until 24 months from January 17, 2008, the effective date of the registration statement governing the Public Offering, and, unless the Company has consummated a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purpose of winding up its affairs. However, if the Company has entered into a definitive agreement relating to a Business Combination within 24 months following the consummation of the Public Offering, and if the Company anticipates that it may not be able to consummate such Business Combination within the 24-month period, the Company may seek up to a 12-month extension to consummate the Business Combination by calling a special (or annual) meeting of its stockholders for the purpose of soliciting their approval for such extension. In connection with the vote required for any such

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

extension, the Initial Stockholders have agreed to vote their Founder Shares in accordance with the majority of the shares of Common Stock voted by the public stockholders. This voting arrangement does not apply to shares included in units purchased by Lazard and any other Initial Stockholder in the Public Offering or in the open market subsequent to the Public Offering (see Note 3 below), with respect to which Lazard and the other Initial Stockholders have agreed to vote all such shares in favor of both a Business Combination and an extension of the Company’s corporate existence to up to 36 months. Any public stockholders voting against the proposed extension will be eligible at the time of such vote to elect to convert their shares into a pro rata share of the Trust Account if the Company effects the extension. However, the Company will not effect the extension if a majority of the outstanding shares of Common Stock are not voted in favor of the extension or if 33.33% or more of the shares sold in the Public Offering vote against the proposed extension and elect to convert their shares into their pro rata share of the Trust Account.

Upon dissolution, the Company will distribute to all of the public stockholders (including Lazard and our directors to the extent they purchased shares in the Public Offering or in the open market), in proportion to their respective equity interests, an aggregate sum equal to the amount in the Trust Account, inclusive of any interest, plus any remaining net assets. Pursuant to letter agreements the Initial Stockholders have entered into with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their Founder Units upon the Company’s liquidation.

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The accompanying December 31, 2008 unaudited balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These adjustments are of a normal recurring nature. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from these estimates. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2. RECENT ACCOUNTING DEVELOPMENTS

As described above, the net proceeds from the Public Offering and Financing Transaction are intended to be applied towards the consummation of a Business Combination. On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), the provisions of which are applicable on a prospective basis. SFAS No. 141(R) replaced SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also established principles and requirements for how the acquirer: (a) recognizes and measures in its

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) also requires the acquirer to expense, as incurred, costs relating to any acquisitions. The adoption of SFAS No. 141(R) on January 1, 2009 did not have any impact on the Company’s financial statements but may have an impact in the future, to the extent the Company enters into a business combination.

On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”), the presentation and disclosure requirements of which were required to be applied retrospectively. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interest with separate disclosure of each component on the face of the consolidated income statement. It does not, however, impact the calculation of net income per share as such calculation will continue to be based on amounts attributable to the parent. The adoption of SFAS No. 160 did not have any impact on the Company’s financial statements.

On January 1, 2008, the Company adopted, on a prospective basis, the required provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which, among other things, defined fair value, established a framework for measuring fair value and enhanced disclosure requirements about fair value measurements with respect to its financial assets and financial liabilities. On January 1, 2009, the Company adopted the remaining provisions of SFAS No. 157, as permitted by the Financial Accounting Standards Board (the “FASB”) Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items include, for example, reporting units required to be measured at fair value for annual goodwill impairment testing purposes and nonfinancial assets acquired and liabilities assumed in a business combination. Neither the partial adoption of the required provisions of SFAS No. 157 on January 1, 2008, nor the adoption of the remaining provisions of SFAS No. 157 on January 1, 2009, as permitted by FSP 157-2, had a material impact on the Company’s financial statements.

On April 1, 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), which amends and clarifies SFAS No. 141(R), to amend the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141(R)-1 did not impact the Company’s financial statements but may have an impact in the future, to the extent the Company enters into a business combination.

In April 2009, the FASB issued several FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of debt securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides additional guidance on determining fair values when there

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

is no active market or when observable transactions or quoted prices represent distressed sales, and reaffirms that the objective of fair value measurement is to reflect the price at which an asset or liability would be sold or transferred in an orderly transaction (as opposed to a distressed or forced transaction) at market conditions prevailing at the date of the financial statements.

FSP FAS 107-1 and FSP APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “FSP APB 28-1”, respectively), relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing these FSPs, fair values for these assets and liabilities were only disclosed once a year. FSP 107-1 and FSP APB 28-1 now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” are intended to bring greater consistency to the timing of impairment recognition and provide greater clarity about the credit and noncredit components of debt securities whose fair value is below amortized cost and that are not expected to be sold, and also require increased disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses.

The pronouncements described in the three preceding paragraphs are effective for interim and annual periods ending after June 15, 2009. The Company is currently addressing the impact, if any, of these FSPs on its financial statements.

3. PUBLIC OFFERING AND FINANCING TRANSACTION

Pursuant to a Registration Statement on Form S-1 declared effective by the SEC on January 17, 2008 (the “Registration Statement”), the Company sold in its Public Offering 80,000,000 units (“Offering Units”), with each Offering Unit comprised of one share of Common Stock and one Redeemable Common Stock Purchase Warrant (“Offering Warrant”), at a price of $10.00 per Offering Unit. The Public Offering was consummated on January 24, 2008. Gross proceeds from the Public Offering of $800,000,000 less current underwriting fees of $11,325,000 resulted in $788,675,000 in net proceeds to the Company, prior to offering expenses and deferred underwriting fees. Total underwriting fees for the Public Offering were an aggregate of $43,125,000, with $11,325,000 payable on closing of the Public Offering and $31,800,000 only payable upon the consummation of a Business Combination. If a Business Combination is not consummated, the deferred underwriting fee will not be paid to the underwriter.

Lazard purchased 5,000,000 of the 80,000,000 Offering Units sold in the Public Offering at a price equal to the Public Offering price of $10.00 per Offering Unit and, subject to certain exceptions, has agreed that it will not sell or transfer such Offering Units until 180 days after the closing of a Business Combination.

Each Offering Warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $7.00 commencing on the consummation of a Business Combination. There will be no distribution from the Trust Account with respect to the Offering Warrants in the event of a liquidation as described in Note 1 above. Offering Warrants not exercised prior to liquidation or January 17, 2012, the date of expiration, will expire worthless. The Company may call the Offering Warrants for redemption under certain circumstances, which include during periods when the sales price of the Common Stock exceeds specified price levels. In that event, holders of the Offering Warrants may elect to exercise their Offering Warrants prior to the scheduled redemption date; however, the Company has the option to require all holders who elect to exercise their Offering Warrants do so on a “cashless basis.”

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

As described in Note 1 above, all of the proceeds from the sale of the Insider Warrants have been placed in the Trust Account, along with substantially all of the proceeds from the Public Offering, and will be held there until the consummation of a Business Combination or liquidation of the Company. If the Company does not consummate a Business Combination and is forced to liquidate, the $12,500,000 of proceeds from the sale of the Insider Warrants will become part of the distribution to the Company’s public stockholders and the Insider Warrants will expire worthless.

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

4. ASSETS HELD IN TRUST

A total of $799,650,000 of the net proceeds from the Public Offering, including $12,500,000 from the Financing Transaction and $31,800,000 of deferred underwriting commissions, has been placed in the Trust Account, with Mellon Bank N.A. serving as account agent. The Trust Account is invested in money market funds and U.S. Treasury Notes. The money market funds are considered cash equivalents. U.S. Treasury Securities

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Held In Trust are considered “available -for-sale” investments under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at their fair value, with any increase or decrease in fair value reported in “Accumulated Other Comprehensive Income, Net of Tax” until such time as they are realized and reclassified to earnings using the specific identification method. Any declines in fair value of “available for sale” securities that are determined to be other than temporary would be charged to earnings at that time.

The activity in the Trust Account, by major security type and class of security, for the three month periods ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009			2008
	Money Market Funds	U.S. Treasury Notes	Total	Money Market Funds	U.S. Treasury Notes	Total
Fair value, beginning of period	$798,551,640	$9,415,541	$807,967,181	—	—	—
Initial investment (including accrued interest) (January 24, 2008)				$790,198,716	$9,451,284	$799,650,000
Investment income:
Interest and dividends	119,459	30,500	149,959	5,343,664	39,631	5,383,295
Realized gain		73,447	73,447
Fair value adjustments:
Unrealized losses in other comprehensive income		(34,114)	(34,114)		(26,110)	(26,110)
Realized gain reclassified to investment income		(73,447)	(73,447)
Sale of U.S. Treasury Notes (including accrued interest)	9,409,096	(9,409,096)	—
Purchase of U.S. Treasury Notes (including accrued interest)	(9,215,552)	9,215,552	—
Interest received on U.S. Treasury Notes	90,000	(90,000)	—	219,375	(219,375)	—

Fair value, end of period	$798,954,643	$9,128,383	$808,083,026	$795,761,755	$9,245,430	$805,007,185

End of period fair value per share, before consideration of applicable income taxes (excluding 20,000,000 Founder Shares, which do not have liquidation rights)			$10.10			$10.06

Withdrawals of earned investment income are used for general and administrative expenses, professional fees, payment of accrued expenses, payment of a portion of the offering costs and for working capital purposes.

The Company considers these investments “Level 1” in the fair value hierarchy pursuant to SFAS No. 157.

At March 31, 2009 and December 31, 2008, the money market funds were invested in the Dreyfus Treasury Prime Cash Management Fund (a money market mutual fund structured within the confines of Rule 2a-7 under the Investment Company Act of 1940, as amended), which invests solely in U.S. Treasury Bills and U.S. Treasury Notes. The Bank of New York Mellon, the custodian bank for these funds, is responsible for the safekeeping of securities on behalf of the funds. Since the securities are registered in the name of each fund, they are not assets or liabilities of the custodian bank.

On February 6, 2009, the Company sold its then $9,000,000 principal investment in U.S. Treasury Notes, with a carrying value of $9,123,428 and interest rates of 4.875% that were scheduled to mature on August 15, 2009, and purchased $9,000,000 principal amount of new U.S. Treasury Notes, with interest rates of 2.000% that mature on February 28, 2010. The sale resulted in proceeds of $9,409,096, which includes $212,221 of accrued interest, and realized a gross gain of $73,447, which was reclassified out of “Accumulated Other Comprehensive Income” and is included in “Investment Income” on the Condensed Statements of Income for the three month period ended March 31, 2009 and the period September 27, 2007 (date of inception) to March 31, 2009.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

5. INCOME TAXES

Income tax expense (benefit) for the three month periods ended March 31, 2009 and 2008 and for the period September 27, 2007 (date of inception) to March 31, 2009 is calculated at an effective tax rate of 35%. In addition, the three month period ended March 31, 2009 includes an adjustment of $82,996 reducing the Company’s prior year Federal income taxes, which resulted in a computed effective tax rate for the three month period ended March 31, 2009 of 160%. The Company has no unrecognized tax benefits at March 31, 2009 and December 31, 2008. The Company’s accounting policy provides that interest and penalties related to income taxes, if any, are to be included in income tax expense.

At March 31, 2009 and December 31, 2008, the Company recorded prepaid income taxes of $345,389 and $262,393, respectively, which represents the amount of estimated tax payments in excess of the income tax provision. Additionally, at March 31, 2009, the Company recorded a prepaid tax asset of $23,322 in connection with the carryover of the loss incurred during the three month period ended March 31, 2009. These amounts are included in “Prepaid Expenses and Income Taxes” on the accompanying Condensed Balance Sheets.

Further, as of March 31, 2009 and December 31, 2008 the Company recorded a deferred tax asset (liability) of $1,047 and $(36,600), respectively, related to an unrealized gain (loss) on available-for-sale securities, which were recorded in “Accumulated Other Comprehensive Income.”

6. COMMITMENT

The Company presently occupies certain office space provided by Lazard. Lazard has agreed to make such office space, including conference rooms in New York City, and administrative services available to the Company until a Business Combination is consummated or the Company liquidates. The Company has agreed to pay Lazard $15,000 per month for such services commencing January 17, 2008. The Company has incurred $45,000 and $37,258 for the three month periods ended March 31, 2009 and 2008, respectively, and $217,258 for the period from September 27, 2007 (date of inception) to March 31, 2009, with respect to this commitment, with such amounts included within “General and Administrative” expense on the accompanying Condensed Statements of Income.

7. EQUITY SECURITIES

Founder Units– As of March 31, 2009 and December 31, 2008, the Company had 20,000,000 Founder Units issued and outstanding. Founder Units comprise 20% of the aggregate outstanding Founder Units and Offering Units (collectively, the “Units”) (without taking into account any separate trading of Common Stock and warrants issued as part of the Offering Units in the Public Offering).

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

On January 17, 2008, the Company entered into an administrative services agreement with Lazard, which is discussed in Note 6 above. In connection with such agreement, at March 31, 2009 the Company owed Lazard $45,000, which is included in “Accrued Expenses” on the accompanying Condensed Balance Sheet.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company also maintains its non-trust cash and cash equivalent investment in an uninsured brokerage account with a Lazard-affiliated entity. The Company has not experienced any losses in this account.

9. NET INCOME PER SHARE OF COMMON STOCK

Net income per common share is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the applicable periods. The weighted average number of shares of common stock issued and outstanding used for the computation of basic and diluted net income per common share takes into account the number of Founders Shares outstanding for the respective periods and the shares of common stock (but not the 26,663,999 shares of common stock subject to possible conversion) sold in the Public Offering and outstanding since January 24, 2008. The exclusion of common stock subject to possible conversion gives effect to the fact that, upon the exercise of stockholder conversion rights, the Company may be required to redeem those shares for their pro rata portion of the Trust Account. As a result, the terms of the common stock subject to possible conversion are considered to be substantially different than those of the common stock. Increases in the conversion value of the common stock subject to possible conversion reduce the net income attributable to common stock.

The weighted average number of shares of common stock issued and outstanding used for the computation of basic and diluted net income per common share for the three month period ended March 31, 2008 and for the period September 27, 2007 (date of inception) to March 31, 2009 takes into account the number of Founders Shares outstanding for the periods and is retroactively adjusted to reflect the impact of the 1.6 to 1 split of Founders Units on January 17, 2008.

An aggregate of 112,500,000 warrants, consisting of the Founder Warrants, Offering Warrants and the Insider Warrants represent contingently issuable shares and are excluded from the calculation of diluted net income per share.

The calculations of the Company’s basic and diluted net income per share and weighted average shares outstanding for the three month periods ended March 31, 2009 and 2008 and the period September 27, 2007 (date of inception) to March 31, 2009 are presented below:

	Three Months Ended March 31,		September 27, 2007 (Date of Inception) to March 31, 2009
	2009	2008
Net income	$39,685	$3,425,097	$10,138,934
Less – Net income attributable to common stock subject to possible conversion	(38,611)	(1,160,607)	(2,810,727)

Net income attributable to common stock – basic and diluted	$1,074	$2,264,490	$7,328,207

Weighted average number of shares of common stock outstanding	100,000,000	81,923,077	83,628,623
Less – adjustment for shares of common stock subject to possible conversion	(26,663,999)	(19,924,747)	(20,915,782)

Weighted average number of shares of common stock outstanding – Basic and Diluted	73,336,001	61,998,330	62,712,841

Net income per share of common stock – Basic and Diluted	$0.00	$0.04	$0.12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”). This discussion covers the period before and after our initial public offering. In addition, this discussion contains forward-looking statements that must be understood in the context of numerous risks and uncertainties, including, but not limited to, those described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”).

Forward-Looking Statements

Management has included in Parts I and II of this Form 10-Q, including in its “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Form 10-Q, statements that are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to a discrepancy from such forward looking statements include, but are not limited to, those described in our other filings with the Securities and Exchange Commission (the “SEC”), including our Form 10-K.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Through March 31, 2009, our efforts have been limited to organizational activities; activities relating to our initial public offering and financing transaction; activities relating to identifying and evaluating prospective acquisition candidates; and activities relating to general corporate matters. We have not generated any revenues, other than investment income earned on the proceeds of our initial public offering and Financing Transaction. We will not generate any operating revenues until after consummation of a business combination. Until we consummate a business combination (or until the Company dissolves and liquidates) we will generate non-operating income in the form of investment income on our cash equivalents and short-term investments which are held in the trust account we established upon completion of our initial public offering. We have incurred costs and expenses that include professional fees, insurance, offering costs, fees under the administrative services agreement, regulatory fees, travel and other miscellaneous expenses. The current economic environment has made it difficult to obtain financing for business combinations by blank check companies such as ours and companies seeking to complete equity transactions generally. Financing, if available, may not be on terms acceptable to our stockholders, and it may be more difficult to obtain stockholder approval for a business combination if current conditions persist.

The issuance of additional units, warrants or shares of our capital stock in order to consummate a business combination:

•	may significantly reduce the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•

could cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carryover, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities as part of a business combination, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of the covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such debt is outstanding.

Results of Operations:

Three Months Ended March 31, 2009 versus March 31, 2008

Net income for the three month period ended March 31, 2009 decreased $3.39 million, or 99%, compared to the corresponding period in 2008. Basic and diluted net income per common share was $0.00, as compared to $0.04 in the 2008 period. These declines are attributable to the following:

Investment income for the three month period ended March 31, 2009 decreased $5.16 million, or 96%, compared to the corresponding period in 2008. The decline was attributable to broad-based illiquidity in the credit markets which triggered a precipitous decline in interest rates on money market funds invested in securities issued or guaranteed by the United States.

Professional fees for the three month period ended March 31, 2009 increased $110,000, or 440%, compared to the corresponding period in 2008, which primarily resulted from fees incurred in connection with the search for an acquisition candidate.

General and administrative expense for the three month period ended March 31, 2009 increased $63,000, or 65%, compared to the corresponding period in 2008, which primarily resulted from Delaware State franchise fees.

Income before income taxes for the three month period ended March 31, 2009 decreased $5.34 million, or 101%, compared to the corresponding period in 2008, with such decrease primarily attributable to the decline in investment income described above.

Income tax expense (benefit) for the three month periods ended March 31, 2009 and 2008 represents Federal income taxes calculated at an effective rate of 35%. In addition, the three month period ended March 31, 2009 includes an adjustment of approximately $83,000 reducing the Company’s prior year Federal income tax expense.

The Period September 27, 2007 (date of inception) to March 31, 2009

Net income of $10,138,934 for the period from September 27, 2007 (date of inception) to March 31, 2009 consisted of investment income primarily of the assets held in the trust account of $17,342,827 along with

$49,710 of other investment income earned on cash held outside of the trust account, reduced by $1,047,816 of professional fees, $872,717 of general and administrative expense, $1,130 of interest expense and $5,331,940 of income tax expense.

Assets Held in Trust Account

The following table shows the total assets held in the trust account through March 31, 2009:

Gross proceeds from our initial public offering of common stock and Financing Transaction	$812,500,000
Underwriters’ fee	(11,325,000)
Estimated offering costs as of January 24, 2008	(1,400,000)
Funds not placed in trust account	(125,000)

Cash placed in trust account on January 24, 2008	799,650,000
Total investment income earned on assets held in trust account, January 24, 2008 through March 31, 2009	17,342,827
Unrealized in loss on treasury note included in accumulated other comprehensive income	(2,991)

Subtotal	816,989,836

Withdrawals from the trust account during the period January 24, 2008 through March 31, 2009:
Payments for estimated income and other taxes	(5,865,676)
Transfers to the Company’s operating account for payment of additional offering costs, general and administrative expenses and for working capital purposes (limited to a maximum of $6,000,000).	(3,041,134)

Total assets held in trust account as of March 31, 2009	$808,083,026

Total trust account assets attributable to Common Stock subject to possible conversion as of March 31, 2009	$269,334,062

Liquidity and Capital Resources

Our liquidity needs were satisfied on January 24, 2008 through receipt of $799,775,000 of net proceeds from the initial public offering and Financing Transaction, of which $799,650,000 was placed in a trust account and is more fully described below.

The net proceeds from the initial public offering and Financing Transaction, after deducting estimated offering expenses of $1,400,000 and underwriting discounts and commissions of $11,325,000 (which excludes $31,800,000 of the deferred underwriter’s fee held in the trust account and payable upon the consummation of a business combination), were $799,775,000. The underwriter in our initial public offering agreed that $31,800,000 of the underwriting discounts and commissions will be deferred and will not be payable unless and until we consummate a business combination and, accordingly, such amount is held in the trust account.

We intend to use substantially all of the net proceeds of the initial public offering and Financing Transaction, including the assets held in the trust account (exclusive of deferred underwriting discounts and commissions of $31,800,000), to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the consummation of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

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

•

up to $360,000 for the administrative fee payable to Lazard ($15,000 per month for up to 24 months) (or if the time period within which we may consummate our initial business combination is extended to 36 months, $540,000); and

•	$1,165,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $400,000 for director and officer liability insurance premiums.

These amounts are estimates and may differ materially from our actual expenses.

As of March 31, 2009, we had $1,238,063 of unrestricted cash and cash equivalents held outside the trust account available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination and for general corporate matters. In addition, we are able to draw up to an additional $2,958,866 from the trust account for this purpose prior to a business combination.

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

Related Party Transactions

Commencing January 17, 2008, we are obligated, through the earlier of the date of the initial business combination or our liquidation, to pay to Lazard a monthly fee of $15,000 for general and administrative services. The Company incurred fees of $45,000 and $37,258 during the three month periods ended March 31, 2009 and 2008, respectively, and $217,258 for the period September 27, 2007 (date of inception) to March 31, 2009 for services provided under this agreement. At March 31, 2009 the Company owed Lazard $45,000, which is included in “Accrued Expenses” on the accompanying Condensed Balance Sheet.

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

On October 2, 2007, Lazard Funding and our directors purchased, in a private placement, an aggregate of 23,000,000 founder units for an aggregate purchase price of $143,750, with such number of units giving effect to the split of the units that occurred on January 17, 2008 to ensure that the founder units comprise 20% of the outstanding units after our initial public offering (assuming that the underwriter would exercise its over-allotment option in full), and with each founder unit consisting of one share of common stock and one warrant with an initial exercise price of $7.50 per share. On March 5, 2008, we redeemed an aggregate of 3,000,000 founder units, on a post-split basis, at a redemption price of $0.00625 per unit as a result of the expiration of the underwriter’s over-allotment option with no exercise thereof so that founder units, in the aggregate, comprise 20% of our issued and outstanding units (without taking into account any separate trading of common stock and warrants issued as part of the units in our initial public offering).

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

In addition, on January 11, 2008 Lazard entered into an agreement with Citigroup Global Markets Inc. in accordance with Rule 10b5-1 under the Exchange Act pursuant to which it will place limit orders for up to $37,500,000 of our common stock commencing two business days after we file a preliminary proxy statement relating to our initial business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such initial business combination is to be approved, or earlier in certain circumstances. The limit orders will require Lazard to purchase any of our shares of common stock offered for sale at or below a price equal to the per-share value of the trust account as of the date of our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, filed prior to such purchase. The purchase of such shares will be made by Citigroup Global Markets Inc. or another broker dealer mutually agreed upon by Citigroup Global Markets Inc. and Lazard. It is intended that purchases pursuant to the limit orders will satisfy the conditions of Rule 10b-18(b) under the Exchange Act and the broker’s purchase obligation will otherwise be subject to applicable law, including Regulation M which may prohibit purchases under certain circumstances. Lazard has agreed to vote all shares of common stock purchased pursuant to such limit orders in favor of the initial business combination and in favor of an extension of our corporate existence until up to January 17, 2011 in the event we have entered into a definitive agreement for, but have not yet consummated, our initial business combination. As a result, Lazard may be able to influence the outcome of our initial business combination. Lazard will not be permitted to exercise conversion rights with respect to these shares but it will participate in any liquidation distribution with respect to any shares of common stock purchased pursuant to such limit orders. Lazard has agreed that it will not sell or transfer any shares of common stock purchased by it pursuant to such agreement until 180 days after we have consummated an initial business combination.

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

U.S. Treasury Securities Held In Trust

The Company considers its investment in U.S. Treasury securities “available for sale” investments under Statement of Financial Accounting Standards (“SFAS”) No. 115 (“SFAS No.115”) and records these investments at their fair value, with any increase or decrease in fair value reported in “accumulated other comprehensive income, net of tax,” until such time they are realized and reclassified to earnings using the specific identification method. Any declines in fair value of “available for sale” securities that are determined to be other than temporary would be charged to earnings at that time. The U.S. Treasury securities held in trust at March 31, 2009 have a maturity date of February 28, 2010.

Income Taxes

As part of the process of preparing its financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process requires the Company to estimate its actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as unrealized gains on investments. These temporary differences result in deferred tax assets and liabilities, which are included in the Company’s statements of financial condition. In addition, Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), requires that a tax position be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances should be established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes and future taxable income in making this assessment. If actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust its valuation allowance, which could materially impact the Company’s financial position and results of operations.

FIN No. 48 clarifies the more likely than not criteria included in FASB Statement No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) that must be met prior to recognition of the financial statement benefit of a tax position taken or expected to be taken in a tax return. FIN No. 48 also requires the recognition of a liability for differences between tax positions taken in a tax return and amounts recognized in the financial statements. Management applies the more likely than not criteria included in FIN No. 48 when estimating its income taxes in each of the jurisdictions in which it operates. See Note 5 of Notes to Condensed Financial Statements for additional information regarding income taxes.

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

Recent Accounting Developments

On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), the provisions of which are applicable on a prospective basis. SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in an acquiree; (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) also requires the acquirer to expense, as incurred, costs relating to any acquisitions. The adoption of SFAS No. 141(R) on January 1, 2009 did not have any impact on the Company’s financial statements but may have an impact in the future, to the extent the Company enters into a business combination.

On January 1, 2008, the Company adopted, on a prospective basis, the required provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which, among other things, defined fair value, established a framework for measuring fair value and enhanced disclosure requirements about fair value measurements with respect to its financial assets and financial liabilities. On January 1, 2009, the Company adopted the remaining provisions of SFAS No. 157, as permitted by FASB Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items include, for example, reporting units required to be measured at fair value for annual goodwill impairment testing purposes and nonfinancial assets acquired and liabilities assumed in a business combination. Neither the partial adoption of the required provisions of SFAS No. 157 on January 1, 2008 nor the adoption of the remaining provisions of SFAS No. 157 on January 1, 2009, as permitted by FSP 157-2, had a material impact on the Company’s financial statements.

On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”), the presentation and disclosure requirements of which were required to be applied retrospectively. SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, it also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interest with separate disclosure of each component on the face of the consolidated income statement. It does not, however, impact the calculation of net income per share, as such calculation will continue to be based on amounts attributable to the parent. The adoption of SFAS No. 160 did not impact the Company’s financial statements.

On April 1, 2009, the Financial Accounting Standards Board (“the FASB”) issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”), which amends and clarifies SFAS No. 141(R), to amend the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141(R)-1 did not impact the Company’s financial statements but may have an impact in the future, to the extent the Company enters into a business combination.

In April 2009, the FASB issued several FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of debt securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides additional guidance on determining fair values when there is no active market or when observable transactions or quoted prices represent distressed sales, and reaffirms that the objective of fair value measurement is to reflect the price at which an asset or liability would be sold or transferred in an orderly transaction (as opposed to a distressed or forced transaction) at market conditions prevailing at the date of the financial statements.

FSP FAS 107-1 and FSP APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “FSP APB 28-1”, respectively), relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing these FSPs, fair values for these assets and liabilities were only disclosed once a year. FSP 107-1 and FSP APB 28-1 now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” are intended to bring greater consistency to the timing of impairment recognition and provide greater clarity about the credit and noncredit components of debt securities whose fair value is below amortized cost and that are not expected to be sold, and also require increased disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses.

The pronouncements described in the three preceding paragraphs are effective for interim and annual periods ending after June 15, 2009. The Company is currently addressing the impact, if any, of these FSPs on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We were incorporated in Delaware on September 27, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We are considered in the development stage at March 31, 2009, and remain in the development stage as we have not yet commenced any operations. Through March 31, 2009, our efforts have been limited to organizational activities; activities relating to our initial public offering and Financing Transaction; activities relating to identifying and evaluating prospective acquisition candidates; and activities relating to general corporate matters. We did not have any financial instruments that were exposed to market risks at March 31, 2009 other than approximately $9.0 million principal amount of U.S. Treasury Notes, which mature on February 28, 2010, and are held in the trust account.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust account we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our initial public offering held in the trust account have been invested only in (a) a Mellon Bank, N.A. money market deposit account or (b) one or more money market funds we select for which The Dreyfus Corporation, an affiliate of the account agent, or any subsidiary or affiliate thereof serves as investment advisor, administrator, shareholder servicing agent, custodian or subcustodian and (c) upon our written request, the account agent shall be required to (x) invest such requested amount directly in United States treasury bonds, bills or notes identified by us and (y) sell, transfer or otherwise dispose of treasuries identified by us, provided, that the amount of treasuries held at any time may not exceed $10 million. Such money market funds must invest principally either in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or in tax exempt municipal bonds issued by governmental entities located within the United States. At March 31, 2009, the money market funds were invested in the Dreyfus Treasury Prime Cash Management Fund (a money market mutual fund structured within the confines of Rule 2a-7 under the Investment Company Act of 1940, as amended), which invests solely in U.S. Treasury Bills and U.S. Treasury Notes. The Bank of New York Mellon, the custodian bank for these funds, is responsible for the safekeeping of securities on behalf of the funds. Since the securities are registered in the name of each fund, they are not assets or liabilities of the custodian bank. Given our limited risk in our exposure to U.S. Treasury Notes and such money market funds, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

There have been no material changes to the risk factors previously disclosed in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

3.2	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

4.1	Specimen Unit Certificate (Incorporated by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

4.2	Specimen Common Stock Certificate (Incorporated by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

4.3	Specimen Warrant Certificate (Incorporated by reference to the corresponding exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620).

4.4	Warrant Agreement between the Registrant and Mellon Investor Services LLC dated January 17, 2008 (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.1	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Lazard dated January 24, 2008 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.2	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Donald G. Drapkin dated January 24, 2008 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.3	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Douglas C. Taylor dated January 24, 2008 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.4	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Charles G. Ward dated January 24, 2008 (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.5	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Thomas Dooley dated January 24, 2008 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.6	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and R. Ian Molson dated January 24, 2008 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.7	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and David M. Schizer dated January 24, 2008 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.8	Letter Agreement among the Registrant, Citigroup Global Markets Inc. and Ronald J. Kramer dated January 24, 2008 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.9	Trust Account Agreement between Mellon Bank, N.A. and the Registrant dated January 17, 2008 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.10	Securities Escrow Agreement between the Registrant, Mellon Investor Services LLC and the securityholders named therein dated January 17, 2008 (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.11	Letter Agreement between Lazard and Registrant regarding administrative support dated January 17, 2008 (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.12	Registration Rights Agreement among the Registrant and Lazard Funding Limited LLC dated January 17, 2008 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.13	Amended and Restated Warrant Subscription Agreement between the Registrant and Lazard Funding Limited LLC dated January 14, 2008 (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

10.14	Initial Unit Subscription Agreement between the Registrant and Lazard Funding Limited LLC (Incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620)).

10.15	Initial Unit Subscription Agreement between the Registrant and Donald G. Drapkin (Incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620)).

10.16	Initial Unit Subscription Agreement between the Registrant and Douglas C. Taylor (Incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620)).

10.17	Initial Unit Subscription Agreement between Registrant and Charles G. Ward (Incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620)).

10.18	Initial Unit Subscription Agreement between the Registrant and Thomas Dooley (Incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620)).

10.19	Initial Unit Subscription Agreement between the Registrant and R. Ian Molson (Incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620)).

10.20	Initial Unit Subscription Agreement between the Registrant and David M. Schizer (Incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620)).

10.21	Initial Unit Subscription Agreement between the Registrant and Ronald J. Kramer (Incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-146620)).

10.22	Letter Agreement between Lazard Funding Limited LLC and Citigroup Global Markets Inc. regarding open market share purchases dated January 9, 2008 (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-33914) filed on March 24, 2008).

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

99.1	Audit Committee Charter (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File 001-33914) filed on February 13, 2009).

99.2	Nominating and Corporate Governance Committee Charter (Incorporated by reference to Exhibit 99.2 to the Registrant’s Annual Report on Form 10-K (File 001-33914) filed on February 13, 2009).

99.3	Compensation Committee Charter (Incorporated by reference to Exhibit 99.3 to the Registrant’s Annual Report on Form 10-K (File 001-33914) filed on February 13, 2009).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2009

SAPPHIRE INDUSTRIALS CORP.

By:	/S/ DONALD G. DRAPKIN
	Name:	Donald G. Drapkin
	Title:	Chairman, Chief Executive Officer and President

By:	/S/ DOUGLAS C. TAYLOR
	Name:	Douglas C. Taylor
	Title:	Chief Financial Officer, Secretary and Director