Form 10-Q
period 2009-06-30
Sapphire Industrials Corp.
filed 2009-07-30
CIK 1414255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of outstanding shares of the Registrant’s common stock as of July 30, 2009 was 100,000,000.

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

Page
Condensed Balance Sheets as of June 30, 2009 and December 31, 2008	2
Condensed Statements of Income for the three month and six month periods ended June 30, 2009 and 2008 and the period September 27, 2007 (date of inception) to June 30, 2009	3
Condensed Statements of Cash Flows for the six month periods ended June 30, 2009 and 2008 and the period September 27, 2007 (date of inception) to June 30, 2009	4
Condensed Statement of Changes in Stockholders’ Equity for the period September 27, 2007 (date of inception) to June 30, 2009	5
Notes to Condensed Financial Statements	6

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$874,767	$1,639,835
Cash and cash equivalents held in trust	799,057,209	798,551,640
U.S. Treasury securities held in trust	9,153,544	9,415,541
Interest receivable	183	2,497
Prepaid expenses and income taxes	678,683	462,393

Total current assets	809,764,386	810,071,906
Other Assets	—	8,333

Total Assets	$809,764,386	$810,080,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Deferred underwriting fee	$31,800,000	$31,800,000
Accrued expenses	547,050	470,308
Deferred taxes payable	3,262	36,600

Total current liabilities	32,350,312	32,306,908

Trust Assets Attributable To Common Stock Subject To Possible Conversion (26,663,999 shares)	266,523,335	266,523,335
Accumulated Deferred Trust Income Attributable To Common Stock Subject To Possible Conversion	2,853,299	2,772,116

Commitment

Stockholders’ Equity:
Preferred stock, $0.001 par value per share (1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock, $0.001 par value per share (600,000,000 shares authorized, and 100,000,000 shares issued and outstanding (includes 26,663,999 common shares subject to possible conversion)	100,000	100,000
Additional paid-in capital	500,982,777	500,982,777
Earnings accumulated during the development stage	6,948,604	7,327,133
Accumulated other comprehensive income, net of tax of $3,262 and $36,600 at June 30, 2009 and December 31, 2008, respectively	6,059	67,970

Total Stockholders’ Equity	508,037,440	508,477,880

Total Liabilities and Stockholders’ Equity	$809,764,386	$810,080,239

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		September 27, 2007 (Date of Inception) to June 30, 2009
	2009	2008	2009	2008
Revenue:

Investment income	$ 116,324	$5,610,726	$342,660	$11,000,787	$17,508,861

Expenses:

Professional fees	459,877	123,000	594,889	148,000	1,507,693

General and administrative	174,956	182,298	332,913	277,750	1,047,673

Interest	—	—	—	230	1,130

Total expenses	634,833	305,298	927,802	425,980	2,556,496

Income (Loss) Before Income Taxes	(518,509)	5,305,428	(585,142)	10,574,807	14,952,365

Income Taxes (Benefit)	(181,478)	1,856,901	(287,796)	3,701,183	5,150,462

Net Income (Loss)	(337,031)	3,448,527	(297,346)	6,873,624	9,801,903

Less—Deferred Trust Income Attributable To Common Stock Subject To Possible Conversion	(42,572)	(104,268)	(81,183)	(1,264,875)	(2,853,299)

Net Income (Loss) Attributable To Common Stock	$(379,603)	$3,344,259	$(378,529)	$5,608,749	$6,948,604

Weighted Average Common Shares Outstanding*:
Basic and diluted	73,336,001	73,336,001	73,336,001	67,667,166	64,216,275

Net Income (Loss) Per Common Share*:
Basic and diluted	$(0.01)	$0.05	$(0.01)	$0.08	$0.11

(*)	Weighted average number of common shares and net income per share amounts for the six months ended June 30, 2008 and for the period September 27, 2007 (date of inception) to June 30, 2009 are retroactively adjusted to reflect the impact of a 1.6 to 1 split of Founder Units on January 17, 2008.

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,		September 27, 2007 (Date of Inception) to June 30, 2009
	2009	2008
Cash Flows From Operating Activities:
Net income (loss) attributable to common stock	$(378,529)	$5,608,749	$6,948,604
Adjustments to reconcile net income (loss) attributable to common stock to net cash provided by (used in) operating activities:
Investment income earned on assets held in trust account	(338,821)	(10,980,534)	(17,458,242)
Withdrawal of investment income earned on assets held in trust account	—	7,006,810	8,906,810
Deferred trust income attributable to common stock subject to possible conversion	81,183	1,264,875	2,853,299
(Increase) decrease in operating assets:
Interest receivable	2,314	(4,372)	(183)
Prepaid expenses and income taxes and other assets	(207,957)	(550,366)	(678,683)
Increase (decrease) in operating liabilities:
Accrued expenses (exclusive of accrued costs related to financing activities)	76,742	286,897	547,050

Net Cash Provided By (Used In) Operating Activities	(765,068)	2,632,059	1,118,655

Cash Flows From Investing Activities:
Purchases of cash and cash equivalents held in trust	(193,544)	(790,198,716)	(790,299,949)
Purchases of U.S. Treasury securities held in trust	(9,215,552)	(9,451,284)	(28,105,084)
Proceeds from sale of U.S. Treasury securities held in trust	9,409,096	—	18,755,033

Net Cash Used In Investing Activities	—	(799,650,000)	(799,650,000)

Cash Flows From Financing Activities:
Proceeds from sale of Founder Units	—	—	143,750
Payments for partial redemption of Founder Units	—	(18,750)	(18,750)
Proceeds from note payable	—	—	100,000
Repayment of note payable	—	(100,000)	(100,000)
Payments for offering costs	—	(1,670,034)	(1,893,888)
Proceeds from Public Offering, net of $11,325,000 of underwriting fees	—	788,675,000	788,675,000
Proceeds from issuance of Insider Warrants	—	12,500,000	12,500,000

Net Cash Provided By Financing Activities	—	799,386,216	799,406,112

Net Increase (Decrease) In Cash and Cash Equivalents	(765,068)	2,368,275	874,767
Cash And Cash Equivalents, Beginning of Period	1,639,835	71,053	—

Cash And Cash Equivalents, End of Period	$874,767	$2,439,328	$874,767

Supplemental Disclosure Of Non-Cash Investing And Financing Activities:
Income earned on assets held in trust, net of withdrawals	$338,821	$3,973,724	$8,551,432

Deferred underwriting fee included in additional paid-in capital	$—	$31,800,000	$31,800,000

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock(*)		Additional Paid-in Capital(*)	Earnings/ (Deficit) Accumulated During the Development Stage	Accumulated Other Comprehensive Income, Net of Tax	Stockholders’ Equity
	Shares	Amount
Balance at September 27, 2007 (date of inception)	—	$—	$—	$—	$—	$—
Proceeds from issuance of Founder Units to Initial Stockholders	23,000,000	23,000	120,750			143,750
Net loss				(374)		(374)

Balance at December 31, 2007	23,000,000	23,000	120,750	(374)	—	143,376

Net proceeds from issuance of Units in Public Offering (includes 26,663,999 shares of Common Stock subject to possible conversion)	80,000,000	80,000	754,901,112			754,981,112

Less 26,663,999 shares of Common Stock subject to possible conversion			(266,523,335)			(266,523,335)

Proceeds from issuance of Insider Warrants			12,500,000			12,500,000

Net income attributable to common stock				7,327,507		7,327,507
Other comprehensive income, net of taxes of $36,600:
Unrealized gain on available-for-sale securities					77,035	77,035
Adjustment for realized gains reclassified to earnings					(9,065)	(9,065)

Comprehensive income						7,395,477

Redemption of Founder Units	(3,000,000)	(3,000)	(15,750)			(18,750)

Balance at December 31, 2008	100,000,000	100,000	500,982,777	7,327,133	67,970	508,477,880

Net income (loss) attributable to common stock				(378,529)		(378,529)
Other comprehensive income (loss), net of tax benefit of $33,338:
Net unrealized gain (loss) on available-for-sale securities					(14,170)	(14,170)
Adjustment for realized gains reclassified to earnings					(47,741)	(47,741)

Comprehensive income (loss)						(440,440)

Balance at June 30, 2009	100,000,000	$100,000	$500,982,777	6,948,604	$6,059	$508,037,440

(* )	Common stock and additional paid-in capital as of December 31, 2007 are retroactively adjusted to reflect the impact of a 1.6 for 1 split of Founder Units on January 17, 2008.

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

At June 30, 2009, the Company had not yet commenced any business operations other than pursuing prospective acquisition candidates, and through that date our efforts have been limited to organizational activities; activities relating to our initial public offering (the “Public Offering”) and financing transaction (the “Financing Transaction”) described in Note 3; activities relating to identifying and evaluating prospective acquisition candidates; and activities relating to general corporate matters. We have not generated any revenues other than investment income earned on the proceeds of our Public Offering and Financing Transaction. The Company has selected December 31 as its fiscal year-end.

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

At June 30, 2009 and December 31, 2008, the Trust Account assets were invested in money market funds and in U.S. Treasury securities and are reflected as “Cash and Cash Equivalents Held In Trust” and “U.S. Treasury Securities Held In Trust” in the accompanying Condensed Balance Sheets — see Note 4. Until the earlier of (i) the consummation of the Business Combination or (ii) liquidation of the Company, the remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $6,000,000 of investment income earned on the Trust Account balance may be released to the Company to fund its expenses and other working capital requirements and additional amounts may be released from investment income to the Company as necessary to satisfy tax obligations.

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

All of the Company’s stockholders prior to the Public Offering, which include all of the officers and directors of the Company and Lazard Funding Limited LLC (“Lazard Funding”) (collectively, the “Initial Stockholders”), purchased founder units (the “Founder Units”), which each consist of one share of the Company’s Common Stock and one common stock purchase warrant (“Founder Warrants”). Lazard Funding is a wholly-owned subsidiary of Lazard Group LLC (“Lazard Group”). Lazard Group is an indirect subsidiary of Lazard Ltd (together with Lazard Funding and Lazard Group, referred to as “Lazard”). Lazard Ltd is an international financial advisory and asset management firm, and its shares of Class A common stock are traded on the New York Stock Exchange.

The Founder Warrants each entitle the holder to purchase from the Company one share of Common Stock at an exercise price of $7.50 per share and become exercisable after the consummation of a Business Combination if and when the sales price of the Common Stock exceeds a specified price level. The Founder Warrants, which expire on January 17, 2013, are subject to certain transfer restrictions, cannot be redeemed by the Company while they are owned by the Initial Stockholders or their permitted transferees and, in the event of a liquidation as described below, the Founder Warrants will not participate in any distributions from the Trust Account and will expire worthless. The Initial Stockholders have agreed to vote the shares of Common Stock included in their Founder Units (“Founder Shares”) in accordance with the majority of the shares of Common Stock voted by the public stockholders with respect to any Business Combination. On all other matters, other than an extension of the Company’s existence and in any case after consummation of a Business Combination, this voting safeguard will not be applicable and the Initial Stockholders will be able to vote their Founder Shares independently of the public stockholders. See Note 7 below for additional information regarding Founder Units.

Any public stockholder who votes against a Business Combination or an extension of the Company’s existence that is approved and consummated may demand at the time of such vote that the Company convert his or her shares into a pro rata share of the Trust Account. Accordingly, public stockholders holding up to 33.33% less one share of the aggregate number of shares owned by all public stockholders, cumulative with holders exercising conversion rights with respect to an extension of the Company’s existence to up to 36 months, may seek conversion of their shares in the event of a Business Combination. If such a Business Combination or extension of the Company’s existence occurs, such public stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the Founder Shares held by Initial Stockholders. In this respect, an aggregate of $269,376,634 and $269,295,451 has been classified as “Trust Assets Attributable To Common Stock Subject To Possible Conversion” and “Accumulated Deferred Trust Income Attributable To Common Stock Subject To Possible Conversion” in the accompanying Condensed Balance Sheets at June 30, 2009 and December 31, 2008, respectively.

The Company’s amended and restated certificate of incorporation provides that the Company will continue in existence until January 17, 2010, the second anniversary of the effective date of the registration statement governing the Public Offering and, unless the Company has consummated a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purpose of winding up its affairs. However, if the Company has entered into a definitive agreement relating to a Business Combination within such period, and if the Company anticipates that it may not be able to consummate a Business Combination within such period, the Company may seek up to a 12-month extension to consummate the Business Combination by calling a special (or annual) meeting of its stockholders for the purpose of soliciting their approval for such extension. In connection with the vote required for any such extension, the Initial Stockholders have agreed to vote their Founder Shares in accordance with the majority of the shares of Common Stock voted by the public stockholders. This voting

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

arrangement does not apply to shares included in units purchased by Lazard and any other Initial Stockholder in the Public Offering or in the open market subsequent to the Public Offering (see Note 3 below), with respect to which Lazard and the other Initial Stockholders have agreed to vote all such shares in favor of both a Business Combination and an extension of the Company’s corporate existence to up to 36 months. Any public stockholders voting against the proposed extension will be eligible at the time of such vote to elect to convert their shares into a pro rata share of the Trust Account if the Company effects the extension. However, the Company will not effect the extension if a majority of the outstanding shares of Common Stock are not voted in favor of the extension or if 33.33% or more of the shares sold in the Public Offering vote against the proposed extension and elect to convert their shares into their pro rata share of the Trust Account.

Upon dissolution, the Company will distribute to all of the public stockholders (including the Initial Stockholders to the extent they purchased shares in the Public Offering or in the open market), in proportion to their respective equity interests, an aggregate sum equal to the amount in the Trust Account, inclusive of any interest, plus any remaining net assets. Pursuant to letter agreements the Initial Stockholders have entered into with the Company and the underwriter, the Initial Stockholders have waived their right to receive distributions with respect to their Founder Units upon the Company’s liquidation.

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The accompanying December 31, 2008 unaudited balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These adjustments are of a normal recurring nature. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from these estimates. The results of operations for the three month and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Any material events or transactions that occurred subsequent to June 30, 2009 through the date of filing of this Quarterly Report on Form 10-Q were reviewed for purposes of determining whether any adjustments were required to be made to the accompanying condensed financial statements and for disclosure purposes.

2. RECENT ACCOUNTING DEVELOPMENTS

As described above, the net proceeds from the Public Offering and Financing Transaction are intended to be applied towards the consummation of a Business Combination. On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), the provisions of which are applicable on a prospective basis. SFAS No. 141(R) replaced SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and supersedes or amends other related authoritative literature although it retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141(R) also established principles and requirements for how the acquirer: (a) recognizes and measures in its

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) also requires the acquirer to expense, as incurred, costs relating to any acquisitions. The adoption of SFAS No. 141(R) on January 1, 2009 did not have any impact on the Company’s financial statements but may have a material impact in the future, in the event the Company enters into a business combination.

On January 1, 2008, the Company adopted, on a prospective basis, the required provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which, among other things, defined fair value, established a framework for measuring fair value and enhanced disclosure requirements about fair value measurements with respect to its financial assets and financial liabilities. On January 1, 2009, the Company adopted the remaining provisions of SFAS No. 157, as permitted by the Financial Accounting Standards Board (the “FASB”) Staff Position (“FSP”) Financial Accounting Standard (“FAS”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items include, for example, reporting units required to be measured at fair value for annual goodwill impairment testing purposes and nonfinancial assets acquired and liabilities assumed in a business combination. Neither the adoption of the required provisions of SFAS No. 157 on January 1, 2008, nor the adoption of the remaining provisions of SFAS No. 157 on January 1, 2009, as permitted by FSP 157-2, had a material impact on the Company’s financial statements.

On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interests with separate disclosure of each component on the face of the consolidated income statement. SFAS No. 160 does not, however, impact the calculation of net income per share as such calculation will continue to be based on amounts attributable to the parent. The adoption of SFAS No. 160 did not have any impact on the Company’s financial statements but may have an impact in the future, in the event the Company enters into a business combination for less than a 100% interest in the acquired company.

On April 1, 2009, the Company adopted FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies SFAS No. 141(R) with respect to the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption of FSP 141(R)-1 did not impact the Company’s financial statements but may have an impact in the future, in the event the Company enters into a business combination.

On April 1, 2009, the Company adopted FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”) on a prospective basis. FSP 157-4 provides additional guidance on determining fair value for securities or other financial assets when the volume and level of activity for such items have

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

significantly decreased compared with normal market activity and when there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis. FSP 157-4 also provides additional guidance in determining whether or not a transaction is orderly and whether or not the transaction or quoted price can be considered. Accordingly, FSP 157-4 does not apply to quoted prices for identical assets or liabilities in active markets categorized as Level 1. FSP 157-4 also requires additional fair value disclosures on an interim basis. The adoption of additional guidance provided by FSP 157-4 did not have any impact the Company’s financial statements.

On April 1, 2009, the Company adopted FSP FAS 107-1 and FSP APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “FSP APB 28-1”, respectively) on a prospective basis. FSP 107-1 and FSP APB 28-1 increase the frequency of qualitative and quantitative information about fair value estimates for all financial instruments whether or not recognized on the balance sheet at fair value by requiring this information on an interim basis. The adoption of FSP 107-1 and FSP APB 28-1 did not have a material impact on the Company’s financial statements. See Note 4 of Notes to Condensed Financial Statements.

On April 1, 2009, the Company adopted FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2” and “FSP 124-2”, respectively) on a prospective basis. FSP 115-2 and FSP 124-2 impact the recognition and presentation of other-than-temporary impairments pertaining to debt securities accounted for as “available-for-sale securities” and provide greater clarity about the credit and non-credit components of debt securities whose fair value is below amortized cost that are not expected to be sold, and also require increased disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. The adoption of FSP 115-2 and FSP 124-2 did not have a material impact on the Company’s financial statements.

3. PUBLIC OFFERING AND FINANCING TRANSACTION

Pursuant to a Registration Statement on Form S-1 declared effective by the SEC on January 17, 2008 (the “Registration Statement”), the Company sold in its Public Offering 80,000,000 units (“Offering Units”), with each Offering Unit comprised of one share of Common Stock and one Redeemable Common Stock Purchase Warrant (“Offering Warrant”), at a price of $10.00 per Offering Unit. The Public Offering was consummated on January 24, 2008. Gross proceeds from the Public Offering of $800,000,000 less underwriting fees of $11,325,000 resulted in $788,675,000 in net proceeds to the Company, prior to offering expenses and deferred underwriting fees. Total underwriting fees for the Public Offering were an aggregate of $43,125,000, with $11,325,000 payable at closing of the Public Offering and $31,800,000 only payable upon the consummation of a Business Combination. If a Business Combination is not consummated, the deferred underwriting fee will not be paid to the underwriter.

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

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. ASSETS HELD IN TRUST

A total of $799,650,000 of the net proceeds from the Public Offering, including $12,500,000 from the Financing Transaction and $31,800,000 of deferred underwriting commissions, has been placed in the Trust Account, with Mellon Bank, N.A. serving as account agent. The Trust Account is invested in money market funds and U.S. Treasury Notes. The money market funds are considered cash equivalents. U.S. Treasury Securities Held In Trust are considered “available-for-sale” investments under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and are recorded at their fair value, with any increase or decrease in fair value reported in “Accumulated Other Comprehensive Income, Net of Tax” until such time as they are realized and reclassified to earnings using the specific identification method. Any “available-for-sale” securities with declines in fair value below amortized cost are assessed for other-than-temporary impairment for each reporting period.

The activity in the Trust Account, by major security type and class of security, for the six month periods ended June 30, 2009 and 2008 is as follows:

	Six Month Period Ended June 30,
	2009			2008
	Money Market Funds	U.S. Treasury Notes	Total	Money Market Funds	U.S. Treasury Notes	Total
Fair value, beginning of period	$798,551,640	$9,415,541	$807,967,181	—	—	—
Initial investment (including accrued interest) (January 24, 2008)				$790,198,716	$9,451,284	$799,650,000
Investment income:
Interest and dividends	222,025	43,349	265,374	10,890,981	89,553	10,980,534
Realized gain		73,447	73,447
Fair value adjustments:
Unrealized losses recognized in other comprehensive income		(21,802)	(21,802)		(178,721)	(178,721)
Realized gain reclassified to investment income		(73,447)	(73,447)
Proceeds from sale of U.S. Treasury Notes (including accrued interest) used to purchase money market funds	9,409,096	(9,409,096)	—
Money market funds used to purchase of U.S. Treasury Notes (including accrued interest)	(9,215,552)	9,215,552	—
Interest received on U.S. Treasury Notes	90,000	(90,000)	—	219,375	(219,375)	—
Withdrawals	—	—	—	(7,006,810)	—	(7,006,810)

Fair value, end of period	$799,057,209	$9,153,544	$808,210,753	$794,302,262	$9,142,741	$803,445,003

End of period fair value per share, before consideration of applicable income taxes (excluding 20,000,000 Founder Shares, which do not have liquidation rights)			$10.10			$10.04

Withdrawals of investment income are used for general and administrative expenses, professional fees, payment of accrued expenses, payment of a portion of the offering costs and for working capital purposes.

The Company considers these investments “Level 1” in the fair value hierarchy pursuant to SFAS No. 157. Fair values for the Company’s Level 1 investments are based on quoted market prices.

At June 30, 2009 and December 31, 2008, the money market funds were invested in the Dreyfus Treasury Prime Cash Management Fund (a money market mutual fund structured within the confines of Rule 2a-7 under the Investment Company Act of 1940, as amended), which invests solely in U.S. Treasury Bills and U.S. Treasury Notes. The Bank of New York Mellon, the custodian bank for these funds, is responsible for the safekeeping of securities on behalf of the funds. Since the securities are registered in the name of each fund, they are not assets or liabilities of the custodian bank.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

On February 6, 2009, the Company sold its then $9,000,000 principal investment in U.S. Treasury Notes, with a carrying value of $9,123,428 and interest rates of 4.875% that were scheduled to mature on August 15, 2009, and purchased $9,000,000 principal amount of new U.S. Treasury Notes, with interest rates of 2.000% that mature on February 28, 2010. The sale resulted in proceeds of $9,409,096, which includes $212,221 of accrued interest, and realized a gross gain of $73,447, which was reclassified out of “Accumulated Other Comprehensive Income” and is included in “Investment Income” on the Condensed Statements of Income for the six month period ended June 30, 2009 and the period September 27, 2007 (date of inception) to June 30, 2009.

The fair value of the U.S. Treasury Notes of $9,153,544 and $9,415,541 (which includes accrued interest of $59,674 and $164,531) at June 30, 2009 and December 31, 2008, respectively, had an amortized cost of $9,084,549 and $9,146,440 at June 30, 2009 and December 31, 2008, respectively.

5. INCOME TAXES

Income tax expense (benefit) for the three month and six month periods ended June 30, 2009 and 2008 and for the period September 27, 2007 (date of inception) to June 30, 2009 is calculated at an effective tax rate of 35%. In addition, the six month period ended June 30, 2009 includes an adjustment of $82,996 to true-up the Company’s prior year Federal income tax provision to the income tax return, which resulted in a computed effective tax rate for the six month period ended June 30, 2009 of 49%. The Company has no unrecognized tax benefits at June 30, 2009 and December 31, 2008. The Company’s accounting policy provides that interest and penalties related to income taxes, if any, are to be included in income tax expense.

At June 30, 2009 and December 31, 2008, the Company recorded prepaid income taxes of $345,389 and $262,393, respectively, which represents the amount of estimated tax payments in excess of the income tax provision. Additionally, at June 30, 2009, the Company recorded a prepaid tax asset of $204,800 in connection with the carryover of the loss incurred during the six month period ended June 30, 2009. These amounts are included in “Prepaid Expenses and Income Taxes” on the accompanying Condensed Balance Sheets.

Further, as of June 30, 2009 and December 31, 2008, the Company recorded deferred tax liabilities of $3,262 and $36,600, respectively, related to unrealized gains on “available-for-sale” securities, which were recorded in “Accumulated Other Comprehensive Income.”

6. COMMITMENT

The Company presently occupies certain office space provided by Lazard. Lazard has agreed to make such office space, including conference rooms in New York City, and administrative services available to the Company until a Business Combination is consummated or the Company liquidates. The Company has agreed to pay Lazard $15,000 per month for such services commencing January 17, 2008. The Company has incurred fees of $45,000 for each of the three month periods ended June 30, 2009 and 2008; $90,000 and $82,258 for the six month periods ended June 30, 2009 and 2008, respectively; and $262,258 for the period from September 27, 2007 (date of inception) to June 30, 2009, with respect to this commitment, with such amounts included within “General and Administrative” expense on the accompanying Condensed Statements of Income.

7. EQUITY SECURITIES

Founder Units– As of June 30, 2009 and December 31, 2008, the Company had 20,000,000 Founder Units issued and outstanding. Founder Units comprise 20% of the aggregate outstanding Founder Units and Offering Units (collectively, the “Units”) (without taking into account any separate trading of Common Stock and warrants issued as part of the Offering Units in the Public Offering).

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

The weighted average number of shares of common stock issued and outstanding used for the computation of basic and diluted net income (loss) per common share for the six month period ended June 30, 2008 and for the period September 27, 2007 (date of inception) to June 30, 2009 takes into account the number of Founders Shares outstanding for the periods and is retroactively adjusted to reflect the impact of the 1.6 to 1 split of Founders Units on January 17, 2008.

An aggregate of 112,500,000 warrants, consisting of the Founder Warrants, Offering Warrants and the Insider Warrants represent contingently issuable shares and are excluded from the calculation of diluted net income (loss) per share.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The calculations of the Company’s basic and diluted net income (loss) per share and weighted average shares outstanding for the three month and six month periods ended June 30, 2009 and 2008 and the period September 27, 2007 (date of inception) to June 30, 2009 are presented below:

	Three Month Period Ended June 30,		Six Month Period Ended June 30,		September 27, 2007 (Date of Inception) to June 30, 2009
	2009	2008	2009	2008
Net income (loss)	$(337,031)	$3,448,527	$(297,346)	$6,873,624	$9,801,903
Less – Deferred trust income attributable to common stock subject to possible conversion	(42,572)	(104,268)	(81,183)	(1,264,875)	(2,853,299)

Net income (loss) attributable to common stock – basic and diluted	$(379,603)	$3,344,259	$(378,529)	$5,608,749	$6,948,604

Weighted average number of shares of common stock outstanding	100,000,000	100,000,000	100,000,000	90,961,539	85,945,568
Less – adjustment for shares of common stock subject to possible conversion	(26,663,999)	(26,663,999)	(26,663,999)	(23,294,373)	(21,729,293)

Weighted average number of shares of common stock outstanding – Basic and Diluted	73,336,001	73,336,001	73,336,001	67,667,166	64,216,275

Net income (loss) per share of common stock – Basic and Diluted	$(0.01)	$0.05	$(0.01)	$0.08	$0.11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were formed on September 27, 2007 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses. We intend to utilize cash derived from the proceeds of our initial public offering, private placement of warrants, our capital stock, debt or a combination of cash, capital stock and debt, to effect one or more business combinations. On January 24, 2008 we consummated our initial public offering wherein we sold 80,000,000 units, with each unit comprised of one share of common stock and one warrant, at a price of $10.00 per unit. Additionally, we sold 12,500,000 insider warrants, with an exercise price of $7.50 per share, at a price of $1.00 per insider warrant in a private placement transaction (the “Financing Transaction”) that took place simultaneously with the consummation of the initial public offering.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Through June 30, 2009, our efforts have been limited to organizational activities; activities relating to our initial public offering and financing transaction; activities relating to identifying and evaluating prospective acquisition candidates; and activities relating to general corporate matters. We have not generated any revenues, other than investment income earned on the proceeds of our initial public offering and Financing Transaction. We will not generate any operating revenues until after consummation of a business combination. Until we consummate a business combination (or until we dissolve and liquidate) we will generate non-operating income in the form of investment income on our cash equivalents and short-term investments which are held in the trust account we established upon completion of our initial public offering. We have incurred costs and expenses that include professional fees, insurance, offering costs, fees under the administrative services agreement, regulatory fees, travel and other miscellaneous expenses. The current economic environment has made it difficult to obtain financing for business combinations by blank check companies such as ours and companies seeking to complete equity transactions generally. Financing, if available, may not be on terms acceptable to our stockholders, and it may be more difficult to obtain stockholder approval for a business combination if current conditions persist.

The issuance of additional units, warrants or shares of our capital stock in order to consummate a business combination:

•	may significantly reduce the equity interest of our stockholders;

•	may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•

could cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carryover, if any, and could also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities as part of a business combination, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt contains covenants that require the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of the covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt contains covenants restricting our ability to obtain additional financing while such debt is outstanding.

Results of Operations:

Three Months Ended June 30, 2009 versus June 30, 2008

Net income attributable to common stock for the three month period ended June 30, 2009 decreased $3.7 million, or 111%, compared to the corresponding period in 2008. Basic and diluted net income per common share in the 2009 period was $(0.01), as compared to $0.05 in the corresponding period in 2008. These declines are attributable to the following:

Investment income for the three month period ended June 30, 2009 decreased $5.5 million, or 98%, compared to the corresponding period in 2008. The decline was attributable to broad-based illiquidity in the credit markets which triggered a precipitous decline in interest rates on money market funds invested in securities issued or guaranteed by the United States.

Professional fees for the three month period ended June 30, 2009 increased $0.3 million, or 274%, compared to the corresponding period in 2008, which primarily resulted from fees incurred in connection with the identification and evaluation of prospective acquisition candidates.

General and administrative expenses for the three month period ended June 30, 2009 were substantially unchanged when compared to the corresponding period in 2008.

Income before income taxes for the three month period ended June 30, 2009 decreased $5.8 million, or 110%, compared to the corresponding period in 2008, with such decrease primarily attributable to the decline in investment income described above.

Income tax expense (benefit) for the three month periods ended June 30, 2009 and 2008 represents Federal income taxes (benefits) calculated at an effective rate of 35%.

Deferred trust income attributable to common stock subject to possible conversion for the three month period ended June 30, 2009 decreased approximately $0.1 million, or 59%, compared to the corresponding period in 2008. The decline was due to a $2.4 million decrease in investment income attributable to the stock subject to possible conversion, which was offset by a $2.3 million reduction in withdrawals of trust income attributable to stock subject to possible conversion from the trust account.

Six Months Ended June 30, 2009 versus June 30, 2008

Net income attributable to common stock for the six month period ended June 30, 2009 decreased $6.0 million, or 107%, compared to the corresponding period in 2008. Basic and diluted net income per common share in the 2009 period was $(0.01), as compared to $0.08 in the corresponding period in 2008. These declines are attributable to the following:

Investment income for the six month period ended June 30, 2009 decreased $10.7 million, or 97%, compared to the corresponding period in 2008. The decline was attributable to broad-based illiquidity in the credit markets which triggered a precipitous decline in interest rates on money market funds invested in securities issued or guaranteed by the United States.

Professional fees for the six month period ended June 30, 2009 increased $0.4 million, or 302%, compared to the corresponding period in 2008, which primarily resulted from fees incurred in connection with the identification and evaluation of prospective acquisition candidates.

General and administrative expenses for the six month period ended June 30, 2009 increased $0.1 million, or 20%, compared to the corresponding period in 2008. The increase was partially attributable to increases in regulatory fees and various costs that covered a full six month period in 2009, such as insurance and administrative services. During 2008, these costs commenced on or shortly after the closing of our initial public offering and represent less than a full six months of costs. These increases were partially offset by higher external printing and website set-up costs in the six month period ended June 30, 2008.

Income before income taxes for the six month period ended June 30, 2009 decreased $11.2 million, or 106%, compared to the corresponding period in 2008, with such decrease primarily attributable to the decline in investment income described above.

Income tax expense (benefit) for the six month periods ended June 30, 2009 and 2008 represents Federal income taxes calculated at an effective rate of 35%. In addition, the six month period ended June 30, 2009 includes an adjustment of approximately $0.1 million reducing our prior year Federal income tax expense.

Deferred trust income attributable to common stock subject to possible conversion for the six month period ended June 30, 2009 decreased $1.2 million, or 94%, compared to the corresponding period in 2008. The decline was due to a $3.5 million decrease in investment income attributable to common stock subject to possible conversion, which was offset by a $2.3 million reduction in withdrawals of trust income attributable to common stock subject to possible conversion from the trust account.

The Period September 27, 2007 (date of inception) to June 30, 2009

Net income attributable to common stock of $6.9 million for the period from September 27, 2007 (date of inception) to June 30, 2009 consisted of investment income earned primarily on the assets held in the trust account of $17.5 million, reduced by $1.5 million of professional fees, $1.0 million of general and administrative expenses, $5.2 million of income tax expense and $2.9 million of deferred trust income attributable to common stock subject to possible conversion.

Deferred trust income attributable to common stock subject to possible conversion for the period September 27, 2007 (date of inception) to June 30, 2009 was $2.9 million, which is attributable to $5.8 million of investment income attributable to common stock subject to possible conversion, reduced by $2.9 million of withdrawals of investment income attributable to common stock subject to possible conversion from the trust account.

Assets Held in Trust Account

The following table shows the total assets held in the trust account through June 30, 2009:

Gross proceeds from our initial public offering of common stock and Financing Transaction	$812,500,000
Underwriters’ fee paid at closing of initial public offering	(11,325,000)
Estimated offering costs as of January 24, 2008	(1,400,000)
Funds not placed in trust account	(125,000)

Cash placed in trust account on January 24, 2008	799,650,000
Total investment income earned on assets held in trust account, January 24, 2008 through June 30, 2009	17,458,242
Unrealized in gain on treasury note included in accumulated other comprehensive income	9,321

Subtotal	817,117,563

Withdrawals from the trust account during the period January 24, 2008 through June 30, 2009:
Payments for estimated income and other taxes	(5,931,676)
Transfers to our operating account for payment of additional offering costs, general and administrative expenses and for working capital purposes (limited to a maximum of $6,000,000).	(2,975,134)

Total assets held in trust account as of June 30, 2009	$808,210,753

Total trust account assets attributable to Common Stock subject to possible conversion as of June 30, 2009	$269,376,634

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

We intend to use substantially all of the net proceeds of the initial public offering and Financing Transaction, including the assets held in the trust account (exclusive of deferred underwriting discounts and commissions of $31,800,000), to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock or other funds are used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the consummation of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

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

As of June 30, 2009, we had $874,767 of unrestricted cash and cash equivalents held outside the trust account available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination and for general corporate matters. In addition, we are able to draw up to an additional $3,024,866 from the trust account for this purpose prior to a business combination.

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

Related Party Transactions

Commencing January 17, 2008, we are obligated, through the earlier of the date of the initial business combination or our liquidation, to pay to Lazard a monthly fee of $15,000 for general and administrative services. We incurred fees of $90,000 and $82,258 during the six month periods ended June 30, 2009 and 2008, respectively, and $262,258 for the period September 27, 2007 (date of inception) to June 30, 2009 for services provided under this agreement.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our balance sheet and results of operations are based upon our condensed financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the SEC regarding interim financial reporting as discussed in Note 1 of the Notes to Condensed Financial Statements. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to income taxes and investing activities. Management bases these estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe that the critical accounting policies set forth below comprise the most significant estimates and judgments used in the preparation of its financial statements.

Cash Equivalents and Concentration of Credit Risk

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain our cash equivalents held in trust with Mellon Bank, N.A., a financial institution with high credit ratings. In addition, we maintain our non-trust cash and cash equivalents in an uninsured brokerage account with a Lazard-affiliated entity.

U.S. Treasury Securities Held In Trust

We consider our investment in U.S. Treasury securities “available-for-sale” investments under Statement of Financial Accounting Standards (“SFAS”) No. 115 (“SFAS No. 115”) and record these investments at their fair value, with any increase or decrease in fair value reported in “accumulated other comprehensive income, net of tax,” until such time they are realized and reclassified to earnings using the specific identification method. Any “available-for-sale” securities with declines in fair value below amortized cost are assessed for other-than-temporary impairment for each reporting period. The U.S. Treasury securities held in trust at June 30, 2009 have a maturity date of February 28, 2010.

Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as unrealized gains on investments. These temporary differences result in deferred tax assets and liabilities, which are included in our statements of financial condition. In addition, Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), requires that a tax position be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances should be established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes and future taxable income in making this assessment. If actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

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

Tax contingencies can involve complex issues and may require an extended period of time to resolve. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. Furthermore, our interpretation of complex tax laws may impact our recognition and measurement of current and deferred income taxes.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could materially differ from those estimates.

Recent Accounting Developments

For a discussion of recently issued accounting pronouncements and their impact or potential impact on our financial statements, see Note 2 of Notes to Condensed Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We were incorporated in Delaware on September 27, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We are considered in the development stage at June 30, 2009, and remain in the development stage as we have not yet commenced any operations. Through June 30, 2009, our efforts have been limited to organizational activities; activities relating to our initial public offering and Financing Transaction; activities relating to identifying and evaluating prospective acquisition candidates; and activities relating to general corporate matters. We did not have any financial instruments that were exposed to market risks at June 30, 2009 other than approximately $9.0 million principal amount of U.S. Treasury Notes, which mature on February 28, 2010, and are held in the trust account.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust account we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our initial public offering held in the trust account have been invested only in (a) a Mellon Bank, N.A. money market deposit account or (b) one or more money market funds we select for which The Dreyfus Corporation, an affiliate of the account agent, or any subsidiary or affiliate thereof serves as investment advisor, administrator, shareholder servicing agent, custodian or subcustodian and (c) upon our written request, the account agent shall be required to (x) invest such requested amount directly in United States treasury bonds, bills or notes identified by us and (y) sell, transfer or otherwise dispose of treasuries identified by us, provided, that the amount of treasuries held at any time may not exceed

$10 million. Such money market funds must invest principally either in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or in tax exempt municipal bonds issued by governmental entities located within the United States. At June 30, 2009, the money market funds were invested in the Dreyfus Treasury Prime Cash Management Fund (a money market mutual fund structured within the confines of Rule 2a-7 under the Investment Company Act of 1940, as amended), which invests solely in U.S. Treasury Bills and U.S. Treasury Notes. The Bank of New York Mellon, the custodian bank for these funds, is responsible for the safekeeping of securities on behalf of the funds. Since the securities are registered in the name of each fund, they are not assets or liabilities of the custodian bank. Given our limited risk in our exposure to U.S. Treasury Notes, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

Date: July 30, 2009

SAPPHIRE INDUSTRIALS CORP.

By:	/S/ DONALD G. DRAPKIN
	Name:	Donald G. Drapkin
	Title:	Chairman, Chief Executive Officer and President

By:	/S/ DOUGLAS C. TAYLOR
	Name:	Douglas C. Taylor
	Title:	Chief Financial Officer, Secretary and Director