Form 10-Q
period 2009-09-30
Sapphire Industrials Corp.
filed 2009-10-29
CIK 1414255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of outstanding shares of the Registrant’s common stock as of October 29, 2009 was 100,000,000.

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

Page
Condensed Balance Sheets as of September 30, 2009 and December 31, 2008	2
Condensed Statements of Income for the three month and nine month periods ended September 30, 2009 and 2008 and the period September 27, 2007 (date of inception) to September 30, 2009	3
Condensed Statements of Cash Flows for the nine month periods ended September 30, 2009 and 2008 and the period September 27, 2007 (date of inception) to September 30, 2009	4
Condensed Statement of Changes in Stockholders’ Equity for the period September 27, 2007 (date of inception) to September 30, 2009	5
Notes to Condensed Financial Statements	6

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$762,199	$1,639,835
Cash and cash equivalents held in trust	799,092,764	798,551,640
U.S. Treasury securities held in trust	9,156,658	9,415,541
Interest receivable	—	2,497
Prepaid expenses and income taxes	1,050,929	462,393

Total current assets	810,062,550	810,071,906
Other Assets	—	8,333

Total Assets	$810,062,550	$810,080,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Deferred underwriting fee	$31,800,000	$31,800,000
Accrued expenses	1,650,848	470,308
Deferred taxes payable	2,251	36,600

Total current liabilities	33,453,099	32,306,908

Trust Assets Attributable To Common Stock Subject To Possible Conversion (26,663,999 shares)	266,523,335	266,523,335
Accumulated Deferred Trust Income Attributable To Common Stock Subject To Possible Conversion	2,866,187	2,772,116

Commitment

Stockholders’ Equity:
Preferred stock, $0.001 par value per share (1,000,000 shares authorized; none issued or outstanding)	—	—
Common stock, $0.001 par value per share (600,000,000 shares authorized; 100,000,000 shares issued and outstanding (includes 26,663,999 common shares subject to possible conversion))	100,000	100,000
Additional paid-in capital	500,982,777	500,982,777
Earnings accumulated during the development stage	6,132,972	7,327,133
Accumulated other comprehensive income, net of tax of $2,251 and $36,600 at September 30, 2009 and December 31, 2008, respectively	4,180	67,970

Total Stockholders’ Equity	507,219,929	508,477,880

Total Liabilities and Stockholders’ Equity	$810,062,550	$810,080,239

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		September 27, 2007 (Date of Inception) to September 30, 2009
	2009	2008	2009	2008
Revenue:

Investment income	$41,624	$5,037,891	$384,284	$16,038,678	$17,550,485

Expenses:

Professional fees	1,102,863	638,430	1,697,752	786,430	2,610,556

General and administrative	173,750	129,553	506,664	407,303	1,221,424

Interest	—	—	—	230	1,130

Total expenses	1,276,613	767,983	2,204,416	1,193,963	3,833,110

Income (Loss) Before Income Taxes	(1,234,989)	4,269,908	(1,820,132)	14,844,715	13,717,375

Income Tax Expense (Benefit)	(432,246)	1,494,467	(720,042)	5,195,650	4,718,216

Net Income (Loss)	(802,743)	2,775,441	(1,100,090)	9,649,065	8,999,159

Less—Deferred Trust Income Attributable To Common Stock Subject To Possible Conversion	(12,888)	(1,109,143)	(94,071)	(2,374,018)	(2,866,187)

Net Income (Loss) Attributable To Common Stock	$(815,631)	$1,666,298	$(1,194,161)	$7,275,047	$6,132,972

Weighted Average Number Of Shares Of Common Stock Outstanding*:
Basic and diluted	73,336,001	73,336,001	73,336,001	69,556,777	65,357,791

Net Income (Loss) Per Share Of Common Stock*:
Basic and diluted	$(0.01)	$0.02	$(0.02)	$0.10	$0.09

(*)	Weighted average number of shares of common stock and net income per share amounts for the nine months ended September 30, 2008 and for the period September 27, 2007 (date of inception) to September 30, 2009 are retroactively adjusted to reflect the impact of a 1.6 to 1 split of Founder Units on January 17, 2008.

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,		September 27, 2007 (Date of Inception) to September 30, 2009
	2009	2008
Cash Flows From Operating Activities:
Net income (loss) attributable to common stock	$(1,194,161)	$7,275,047	$6,132,972
Adjustments to reconcile net income (loss) attributable to common stock to net cash provided by (used in) operating activities:
Investment income earned on assets held in trust account	(380,380)	(16,004,644)	(17,499,801)
Withdrawal of investment income earned on assets held in trust account	—	8,906,810	8,906,810
Deferred trust income attributable to common stock subject to possible conversion	94,071	2,374,018	2,866,187
(Increase) decrease in operating assets:
Interest receivable	2,497	(4,169)	—
Prepaid expenses and income taxes and other assets	(580,203)	(772,400)	(1,050,929)
Increase (decrease) in operating liabilities:
Accrued expenses (exclusive of accrued costs related to financing activities)	1,180,540	735,631	1,650,848

Net Cash Provided By (Used In) Operating Activities	(877,636)	2,510,293	1,006,087

Cash Flows From Investing Activities:
Purchases of cash and cash equivalents held in trust	(211,002)	(790,300,546)	(790,317,407)
Purchases of U.S. Treasury securities held in trust	(18,361,541)	(18,492,891)	(37,251,073)
Proceeds from sale of U.S. Treasury securities held in trust	18,572,543	9,143,437	27,918,480

Net Cash Used In Investing Activities	—	(799,650,000)	(799,650,000)

Cash Flows From Financing Activities:
Proceeds from sale of Founder Units	—	—	143,750
Payments for partial redemption of Founder Units	—	(18,750)	(18,750)
Proceeds from note payable	—	—	100,000
Repayment of note payable	—	(100,000)	(100,000)
Payments for offering costs	—	(1,676,256)	(1,893,888)
Proceeds from Public Offering, net of $11,325,000 of underwriting fees	—	788,675,000	788,675,000
Proceeds from issuance of Insider Warrants	—	12,500,000	12,500,000

Net Cash Provided By Financing Activities	—	799,379,994	799,406,112

Net Increase (Decrease) In Cash and Cash Equivalents	(877,636)	2,240,287	762,199
Cash And Cash Equivalents, Beginning of Period	1,639,835	71,053	—

Cash And Cash Equivalents, End of Period	$762,199	$2,311,340	$762,199

Supplemental Disclosure Of Non-Cash Investing And Financing Activities:
Income earned on assets held in trust, net of withdrawals	$380,380	$7,097,834	$8,592,991

Deferred underwriting fee included in additional paid-in capital	$—	$31,800,000	$31,800,000

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD SEPTEMBER 27, 2007

(DATE OF INCEPTION) TO SEPTEMBER 30, 2009

(UNAUDITED)

	Common Stock(*)		Additional Paid-in Capital(*)	Earnings/ (Deficit) Accumulated During the Development Stage	Accumulated Other Comprehensive Income, Net of Tax	Stockholders’ Equity
	Shares	Amount
Balance at September 27, 2007 (date of inception)	—	$—	$—	$—	$—	$—
Proceeds from issuance of Founder Units to Initial Stockholders	23,000,000	23,000	120,750			143,750
Net loss				(374)		(374)

Balance at December 31, 2007	23,000,000	23,000	120,750	(374)	—	143,376

Net proceeds from issuance of Units in Public Offering (includes 26,663,999 shares of common stock subject to possible conversion)	80,000,000	80,000	754,901,112			754,981,112

Less 26,663,999 shares of common stock subject to possible conversion			(266,523,335)			(266,523,335)

Proceeds from issuance of Insider Warrants			12,500,000			12,500,000

Net income attributable to common stock				7,327,507		7,327,507
Other comprehensive income, net of taxes of $36,600:
Unrealized gain on available-for-sale securities					77,035	77,035
Adjustment for realized gains reclassified to earnings					(9,065)	(9,065)

Comprehensive income						7,395,477

Redemption of Founder Units	(3,000,000)	(3,000)	(15,750)			(18,750)

Balance at December 31, 2008	100,000,000	100,000	500,982,777	7,327,133	67,970	508,477,880

Net income (loss) attributable to common stock				(1,194,161)		(1,194,161)
Other comprehensive income (loss), net of tax benefit of $34,349:
Net unrealized gain (loss) on available-for-sale securities					(8,985)	(8,985)
Adjustment for realized gains reclassified to earnings					(54,805)	(54,805)

Comprehensive income (loss)						(1,257,951)

Balance at September 30, 2009	100,000,000	$100,000	$500,982,777	$6,132,972	$4,180	$507,219,929

(*)	Common stock and additional paid-in capital as of December 31, 2007 are retroactively adjusted to reflect the impact of a 1.6 for 1 split of Founder Units on January 17, 2008.

See Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1. ORGANIZATION AND BUSINESS OPERATIONS AND BASIS OF PRESENTATION

Organization and Business Operations

Sapphire Industrials Corp. (the “Company”) was incorporated in Delaware on September 27, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses (the “Business Combination”). The Company is considered to be in the development stage as defined by accounting guidance issued by the Financial Accounting Standards Board (the “FASB”), and is subject to the risks associated with development stage companies.

At September 30, 2009, the Company had not yet commenced any business operations other than pursuing prospective acquisition candidates, and through that date our efforts have been limited to organizational activities; activities relating to our initial public offering (the “Public Offering”) and financing transaction (the “Financing Transaction”) described in Note 3; activities relating to identifying and evaluating prospective acquisition candidates; and activities relating to general corporate matters. We have not generated any revenues other than investment income earned on the proceeds of our Public Offering and Financing Transaction. The Company’s fiscal year-end is December 31.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Financing Transaction, although substantially all of the net proceeds of the Public Offering and the Financing Transaction are intended to be applied toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Public Offering and the Financing Transaction, management placed substantially all of the net proceeds in a trust account (the “Trust Account”) that is required to be invested in money market funds that invest principally in either (i) short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted by a recognized credit rating agency at the time of acquisition or (ii) tax exempt municipal bonds issued by governmental entities located within the United States. In addition, the Company is permitted to invest up to $10,000,000 in U.S. Treasury securities.

At September 30, 2009 and December 31, 2008, the Trust Account assets were invested in money market funds and in U.S. Treasury securities and are reflected as “cash and cash equivalents held in trust” and “U.S. Treasury securities held in trust” in the accompanying Condensed Balance Sheets — see Note 4. Until the earlier of (i) the consummation of the Business Combination or (ii) liquidation of the Company, the remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $6,000,000 of investment income earned on the Trust Account balance may be released to the Company to fund its expenses and other working capital requirements and additional amounts may be released from investment income to the Company as necessary to satisfy tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business or businesses, will be required to submit such transaction for stockholder approval. In the event that less than a majority of the public stockholders voting at a meeting called for stockholders’ approval of the Business Combination vote in favor of the Business Combination or stockholders owning 33.33% or more of the shares sold in the Public Offering vote against the Business Combination and exercise their conversion rights (calculated on a cumulative basis with stockholders who exercise their conversion rights with respect to their shares in connection with any extension of the Company’s corporate existence to up to 36 months) as described below, the Business Combination will not be consummated. In connection with a vote on a Business Combination, a majority of the Company’s outstanding

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

shares of common stock (“Common Stock”) must also be voted in favor of an amendment to the Company’s amended and restated certificate of incorporation approving its perpetual existence.

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

Any public stockholder who votes against a Business Combination or an extension of the Company’s existence that is approved and consummated may demand at the time of such vote that the Company convert his or her shares into a pro rata share of the Trust Account. Accordingly, public stockholders holding up to 33.33% less one share of the aggregate number of shares owned by all public stockholders, calculated on a cumulative basis with stockholders who exercise their conversion rights with respect to their shares in connection with any extension of the Company’s corporate existence to up to 36 months, may seek conversion of their shares in the event of a Business Combination. If such a Business Combination or extension of the Company’s existence occurs, such public stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the Founder Shares held by Initial Stockholders. In this respect, an aggregate of $269,389,522 and $269,295,451 has been classified as “trust assets attributable to common stock subject to possible conversion” and “accumulated deferred trust income attributable to common stock subject to possible conversion” in the accompanying Condensed Balance Sheets at September 30, 2009 and December 31, 2008, respectively.

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

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The accompanying December 31, 2008 unaudited balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP for annual financial statement purposes. The accompanying condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These adjustments are of a normal recurring nature. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the financial statements and the accompanying disclosures. Although these estimates are based on management’s knowledge of current events and actions that the Company may undertake in the future, actual results may differ materially from these estimates. The results of operations for the three month and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for any future period or the full fiscal year. Any material events or transactions that occurred subsequent to September 30, 2009 through the date of filing of this Quarterly Report on Form 10-Q were reviewed for purposes of determining whether any adjustments were required to be made to the accompanying condensed financial statements and for disclosure purposes.

2. RECENT ACCOUNTING DEVELOPMENTS

Business Combinations

As described above, the net proceeds from the Public Offering and Financing Transaction are intended to be applied towards the consummation of a Business Combination. On January 1, 2009, the Company adopted, on a prospective basis, new accounting guidance issued by the FASB for business combinations. The new accounting guidance supersedes or amends other related authoritative literature although it retains the fundamental requirements that the acquisition method of accounting (previously referred to as the “purchase method”) be used for all business combinations and for an acquirer to be identified for each business combination. The new

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

guidance also established principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. The new guidance also requires the acquirer to expense, as incurred, costs relating to any acquisitions. The adoption of the new accounting guidance did not have a material impact on the Company’s financial statements but may have a material impact in the future, in the event the Company enters into a business combination.

On April 1, 2009, the Company adopted amended accounting guidance issued by the FASB for business combinations. The amended guidance clarifies the initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption of the amended guidance did not impact the Company’s financial statements but may have an impact in the future, in the event the Company enters into a business combination.

Fair Value Measurements

On January 1, 2008, the Company adopted, on a prospective basis, the required provisions of new accounting guidance issued by the FASB on fair value measurements which, among other things, defined fair value, established a framework for measuring fair value and enhanced disclosure requirements about fair value measurements with respect to its financial assets and financial liabilities. On January 1, 2009, the Company adopted the remaining provisions of the new guidance, as permitted by an amendment which delayed the effective date of the new accounting guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). These nonfinancial items include, for example, reporting units required to be measured at fair value for annual goodwill impairment testing purposes and nonfinancial assets acquired and liabilities assumed in a business combination. Neither the adoption of the required provisions of the new guidance, nor the subsequent adoption of the remaining provisions of the new guidance, as permitted by the amendment, had a material impact on the Company’s financial statements.

On April 1, 2009, the Company adopted, on a prospective basis, additional accounting guidance issued by the FASB on fair value measurements that addresses the determination of fair value for securities or other financial assets when the volume and level of activity for such items have significantly decreased compared with normal market activity and when there is no longer sufficient frequency or volume to provide pricing information on an ongoing basis. The additional accounting guidance also assists in determining whether or not a transaction is orderly and whether or not a transaction or quoted price can be considered in the determination of fair value. Accordingly, the additional accounting guidance does not apply to quoted prices for identical assets or liabilities in active markets categorized as Level 1 in the fair value measurement hierarchy and also requires additional fair value disclosures on an interim basis. The adoption of additional guidance regarding fair value measurements did not have any impact the Company’s financial statements.

On April 1, 2009, the Company adopted, on a prospective basis, the additional disclosure requirements issued by the FASB regarding the fair value of financial instruments. The additional disclosure requirements increase the frequency of qualitative and quantitative information about fair value estimates for all financial instruments not remeasured on the balance sheet at fair value by requiring this information on an interim basis. The adoption of the additional disclosure requirements did not have a material impact on the Company’s financial statements. See Note 4 of Notes to Condensed Financial Statements.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Noncontrolling Interests

On January 1, 2009, the Company adopted the new presentation and disclosure requirements issued by the FASB with respect to noncontrolling interests in consolidated financial statements. Additional guidance was also issued to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. The new accounting guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. In addition, the new guidance also changes the way the consolidated income statement is presented by requiring consolidated net income to include amounts attributable to both the parent and the noncontrolling interests with separate disclosure of each component on the face of the consolidated income statement. The new guidance does not, however, impact the calculation of net income per share as such calculation will continue to be based on amounts attributable to the parent. The adoption of the new guidance did not have any impact on the Company’s financial statements but may have an impact in the future, in the event the Company enters into a business combination for less than a 100% interest in the acquired company.

Other-Than-Temporary Impairments of Debt Securities

On April 1, 2009, the Company adopted, on a prospective basis, new accounting guidance issued by the FASB with respect to the recognition and presentation of other-than-temporary impairments pertaining to debt securities accounted for as “available-for-sale securities.” The new accounting guidance requires greater clarity about the credit and non-credit components of debt securities that are not expected to be sold and whose fair value is below amortized cost, and also requires increased disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. The adoption of the new accounting guidance did not have a material impact on the Company’s financial statements.

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

Additionally, the Company completed the Financing Transaction whereby it sold a total of 12,500,000 warrants (“Insider Warrants”), at a price of $1.00 per Insider Warrant, in a private placement transaction that took place simultaneously with the consummation of the Public Offering. All of the Insider Warrants, as well as a majority of the Founder Units, were purchased by Lazard.

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

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

4. ASSETS HELD IN TRUST

A total of $799,650,000 of the net proceeds from the Public Offering, including $12,500,000 from the Financing Transaction and $31,800,000 of deferred underwriting commissions, has been placed in the Trust Account, with Mellon Bank, N.A. serving as account agent. The Trust Account is invested in money market funds and U.S. Treasury Notes. The money market funds are considered cash equivalents. U.S. Treasury Securities Held In Trust are considered “available-for-sale” investments under accounting guidance issued by the FASB and are recorded at their fair value, with any increase or decrease in fair value reported in “accumulated other comprehensive income, net of tax” until such time as they are realized and reclassified to earnings using the specific identification method. Any “available-for-sale” securities with declines in fair value below amortized cost are assessed for other-than-temporary impairment for each reporting period.

The activity in the Trust Account, by major security type and class of security, for the nine month periods ended September 30, 2009 and 2008 is as follows:

	Nine Month Period Ended September 30,
	2009			2008
	Money Market Funds	U.S. Treasury Notes	Total	Money Market Funds	U.S. Treasury Notes	Total
Fair value, beginning of period	$798,551,640	$9,415,541	$807,967,181	$—	$—	$—
Initial investment (including accrued interest) (January 24, 2008)				790,198,716	9,451,284	799,650,000
Investment income:
Interest and dividends	240,122	55,943	296,065	15,849,628	141,070	15,990,698
Realized gains	—	84,315	84,315	—	13,946	13,946
Fair value adjustments:
Unrealized gains (losses) recognized in other comprehensive income	—	(13,824)	(13,824)	—	38,880	38,880
Realized gains reclassified to investment income	—	(84,315)	(84,315)	—	(13,946)	(13,946)
Proceeds from sales of U.S. Treasury Notes (including accrued interest) used to purchase money market funds	18,572,543	(18,572,543)	—	9,345,937	(9,345,937)	—
Money market funds used to purchase of U.S. Treasury Notes (including accrued interest)	(18,361,541)	18,361,541	—	(9,438,248)	9,438,248	—
Interest received on U.S. Treasury Notes	90,000	(90,000)	—	438,751	(438,751)	—
Withdrawals	—	—	—	(8,906,810)	—	(8,906,810)

Fair value, end of period	$799,092,764	$9,156,658	$808,249,422	$797,487,974	$9,284,794	$806,772,768

End of period fair value per share, before consideration of applicable income taxes (excluding 20,000,000 Founder Shares, which do not have liquidation rights)			$10.10			$10.08

Withdrawals of investment income are used for general and administrative expenses, professional fees, payment of accrued expenses, payment of a portion of the offering costs and for working capital purposes.

The Company considers these investments “Level 1” in the fair value hierarchy pursuant to accounting guidance issued by the FASB. Fair values for the Company’s Level 1 investments are based on quoted market prices.

At September 30, 2009 and December 31, 2008, the money market funds were invested in the Dreyfus Treasury Prime Cash Management Fund (a money market mutual fund structured within the confines of Rule 2a-7 under the Investment Company Act of 1940, as amended), which invests solely in U.S. Treasury Bills and U.S. Treasury Notes. The Bank of New York Mellon, the custodian bank for these funds, is responsible for

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

the safekeeping of securities on behalf of the funds. Since the securities are registered in the name of each fund, they are not assets or liabilities of the custodian bank.

On each of July 16, 2008, February 6, 2009 and August 25, 2009 the Company sold its then investment of $9,000,000 principal amount of U.S. Treasury Notes, and repurchased another $9,000,000 principal amount in U.S. Treasury Notes. Such transactions resulted in gross gains of $13,946, $73,447 and $10,868, respectively, which were reclassified out of “accumulated other comprehensive income” and included in “investment income” on the Condensed Statements of Income in the applicable periods.

At both September 30, 2009 and December 31, 2008, the Company held an investment in $9,000,000 principal amount of U.S. Treasury Notes, with such notes having interest rates of 1.500% and 4.875%, respectively, and maturity dates of October 31, 2010 and August 15, 2009, respectively.

The fair value of the U.S. Treasury Notes of $9,156,658 and $9,415,541 (which includes accrued interest of $56,128 and $164,531) at September 30, 2009 and December 31, 2008, respectively, had an amortized cost of $9,094,100 and $9,146,440 at September 30, 2009 and December 31, 2008, respectively.

5. INCOME TAXES

Income tax expense (benefit) for the three month and nine month periods ended September 30, 2009 and 2008 is calculated at an effective tax rate of 35%. In addition, the nine month period ended September 30, 2009 includes a tax benefit of $82,996 to true-up the Company’s prior year Federal income tax provision to the income tax return. This tax benefit resulted in a computed effective tax rate of 40% for such period. The Company has no unrecognized tax benefits at September 30, 2009 and December 31, 2008. The Company’s accounting policy provides that interest and penalties related to income taxes, if any, are to be included in income tax expense.

At September 30, 2009 and December 31, 2008, the Company recorded prepaid income taxes of $345,389 and $262,393, respectively, which represents the amount of estimated tax payments in excess of the income tax provision. Additionally, at September 30, 2009, the Company recorded a tax receivable of $637,046 in connection with the carryback of the loss incurred during the nine month period ended September 30, 2009. These amounts are included in “prepaid expenses and income taxes” on the accompanying Condensed Balance Sheets.

Further, as of September 30, 2009 and December 31, 2008, the Company recorded deferred tax liabilities of $2,251 and $36,600, respectively, related to unrealized gains on “available-for-sale” securities, which were recorded in “accumulated other comprehensive income.”

6. COMMITMENT

The Company presently occupies certain office space provided by Lazard. Lazard has agreed to make such office space, including conference rooms in New York City, and administrative services available to the Company until a Business Combination is consummated or the Company liquidates. The Company has agreed to pay Lazard $15,000 per month for such services commencing January 17, 2008. The Company has incurred fees of $45,000 for each of the three month periods ended September 30, 2009 and 2008; $135,000 and $127,258 for the nine month periods ended September 30, 2009 and 2008, respectively; and $307,258 for the period from September 27, 2007 (date of inception) to September 30, 2009, with respect to this commitment, with such amounts included within “general and administrative” expense on the accompanying Condensed Statements of Income.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7. EQUITY SECURITIES

Founder Units– As of September 30, 2009 and December 31, 2008, the Company had 20,000,000 Founder Units issued and outstanding. Founder Units comprise 20% of the aggregate outstanding Founder Units and Offering Units (collectively, the “Units”) (without taking into account any separate trading of Common Stock and warrants issued as part of the Offering Units in the Public Offering).

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

On January 17, 2008, the Company entered into an administrative services agreement with Lazard, which is discussed in Note 6.

The Company also maintains its non-trust cash and cash equivalent investment in a brokerage account with a Lazard-affiliated entity.

9. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Net income (loss) per share of Common Stock is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of Common Stock outstanding for the applicable periods. The weighted average number of shares of Common Stock issued and outstanding used for the computation of basic and diluted net income (loss) per share of Common Stock takes into account the number of Founders Shares outstanding for the respective periods and the shares of Common Stock (but not the 26,663,999 shares of Common Stock subject to possible conversion) sold in the Public Offering and outstanding since January 24, 2008. The exclusion of Common Stock subject to possible conversion gives effect to the fact that, upon the exercise of stockholder conversion rights, the Company may be required to redeem those shares for their pro rata portion of the Trust Account. As a result, the terms of the Common Stock subject to possible conversion are considered to be substantially different than those of the Common Stock. Increases in the conversion value of the Common Stock subject to possible conversion reduce the net income attributable to Common Stock.

The weighted average number of shares of Common Stock issued and outstanding used for the computation of basic and diluted net income (loss) per share of Common Stock for the nine month period ended September 30, 2008 and for the period September 27, 2007 (date of inception) to September 30, 2009 takes into account the number of Founders Shares outstanding for the periods and is retroactively adjusted to reflect the impact of the 1.6 to 1 split of Founders Units on January 17, 2008.

An aggregate of 112,500,000 warrants, consisting of the Founder Warrants, Offering Warrants and the Insider Warrants represent contingently issuable shares and are excluded from the calculation of diluted net income (loss) per share.

SAPPHIRE INDUSTRIALS CORP.

(A CORPORATION IN THE DEVELOPMENT STAGE)

NOTES TO CONDENSED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The calculations of the Company’s basic and diluted net income (loss) per share and weighted average shares outstanding for the three month and nine month periods ended September 30, 2009 and 2008 and the period September 27, 2007 (date of inception) to September 30, 2009 are presented below:

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,		September 27, 2007 (Date of Inception) to September 30, 2009
	2009	2008	2009	2008
Net income (loss)	$(802,743)	$2,775,441	$(1,100,090)	$9,649,065	$8,999,159
Less – Deferred trust income attributable to Common Stock subject to possible Conversion	(12,888)	(1,109,143)	(94,071)	(2,374,018)	(2,866,187)

Net income (loss) attributable to Common Stock – basic and diluted	$(815,631)	$1,666,298	$(1,194,161)	$7,275,047	$6,132,972

Weighted average number of shares of Common Stock outstanding	100,000,000	100,000,000	100,000,000	93,974,359	87,704,762
Less – adjustment for weighted average number of shares of Common Stock subject to possible conversion	(26,663,999)	(26,663,999)	(26,663,999)	(24,417,582)	(22,346,971)

Weighted average number of shares of Common Stock outstanding – Basic and Diluted	73,336,001	73,336,001	73,336,001	69,556,777	65,357,791

Net income (loss) per share of Common Stock – Basic and Diluted	$(0.01)	$0.02	$(0.02)	$0.10	$0.09

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We were formed on September 27, 2007 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We intend to utilize cash derived from the proceeds of our initial public offering, private placement of warrants, our capital stock, debt or a combination of cash, capital stock and debt, to effect one or more business combinations. On January 24, 2008 we consummated our initial public offering wherein we sold 80,000,000 units, with each unit comprised of one share of Common Stock and one warrant, at a price of $10.00 per unit. Additionally, we sold 12,500,000 insider warrants, with an exercise price of $7.50 per share, at a price of $1.00 per insider warrant in a private placement transaction (the “Financing Transaction”) that took place simultaneously with the consummation of the initial public offering.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any operating revenues to date. Through September 30, 2009, our efforts have been limited to organizational activities; activities relating to our initial public offering and financing transaction; activities relating to identifying and evaluating prospective acquisition candidates; and activities relating to general corporate matters. We have not generated any revenues, other than investment income earned on the proceeds of our initial public offering and Financing Transaction. We will not generate any operating revenues until after consummation of a business combination. Until we consummate a business combination (or until we dissolve and liquidate) we will generate non-operating income in the form of investment income on our cash equivalents and short-term investments which are held in the trust account we established upon completion of our initial public offering. We have incurred costs and expenses that include professional fees, insurance, offering costs, fees under the administrative services agreement, regulatory fees, travel and other miscellaneous expenses. The current economic environment has made it difficult to obtain financing for business combinations by blank check companies such as ours and companies seeking to complete equity transactions generally. Financing, if available, may not be on terms acceptable to our stockholders, and it may be more difficult to obtain stockholder approval for a business combination, particularly prior to January 17, 2010, if current conditions persist.

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

Results of Operations:

Three Months Ended September 30, 2009 versus September 30, 2008

Net income (loss) attributable to Common Stock for the three month period ended September 30, 2009 decreased $2.5 million, or 149%, compared to the corresponding period in 2008. Basic and diluted net income (loss) per share of Common Stock in the 2009 period was $(0.01), as compared to $0.02 in the corresponding period in 2008. These declines are attributable to the following:

Investment income for the three month period ended September 30, 2009 decreased $5.0 million, or 99%, compared to the corresponding period in 2008. The decline was attributable to broad-based illiquidity in the credit markets which triggered a precipitous decline in interest rates on money market funds invested in securities issued or guaranteed by the United States.

Professional fees for the three month period ended September 30, 2009 increased $0.5 million, or 73%, compared to the corresponding period in 2008, which primarily resulted from fees incurred in connection with the identification and evaluation of prospective acquisition candidates.

General and administrative expenses for the three month period ended September 30, 2009 did not change significantly when compared to the corresponding period in 2008.

Income (loss) before income taxes for the three month period ended September 30, 2009 decreased $5.5 million, or 129%, compared to the corresponding period in 2008, with such decrease primarily attributable to the decline in investment income described above.

Income tax expense (benefit) for the three month periods ended September 30, 2009 and 2008 represents Federal income taxes (benefits) calculated at an effective rate of 35%.

Deferred trust income attributable to Common Stock subject to possible conversion for the three month period ended September 30, 2009 decreased approximately $1.1 million, or 99%, compared to the corresponding period in 2008. The decline was due to a $1.7 million decrease in investment income attributable to the stock subject to possible conversion, which was partially offset by a $0.6 million reduction in withdrawals of trust income attributable to stock subject to possible conversion from the trust account.

Nine Months Ended September 30, 2009 versus September 30, 2008

Net income attributable to Common Stock for the nine month period ended September 30, 2009 decreased $8.5 million, or 116%, compared to the corresponding period in 2008. Basic and diluted net income (loss) per share of Common Stock in the 2009 period was $(0.02), as compared to $0.10 in the corresponding period in 2008. These declines are attributable to the following:

Investment income for the nine month period ended September 30, 2009 decreased $15.7 million, or 98%, compared to the corresponding period in 2008. The decline was attributable to broad-based illiquidity in the credit markets which triggered a precipitous decline in interest rates on money market funds invested in securities issued or guaranteed by the United States. Throughout 2009, those interest rates have remained at historically low levels.

Professional fees for the nine month period ended September 30, 2009 increased $0.9 million, or 116%, compared to the corresponding period in 2008, which primarily resulted from fees incurred in connection with the identification and evaluation of prospective acquisition candidates.

General and administrative expenses for the nine month period ended September 30, 2009 increased $0.1 million, or 24%, compared to the corresponding period in 2008. The increase was partially attributable to increases in regulatory fees and various costs that covered a full nine month period in 2009, such as insurance and administrative services. During 2008, these costs commenced on or shortly after the closing of our initial public offering and represent less than a full nine months of costs. These increases were partially offset by higher external printing and website set-up costs incurred in the nine month period ended September 30, 2008.

Income before income taxes for the nine month period ended September 30, 2009 decreased $16.7 million, or 112%, compared to the corresponding period in 2008, with such decrease primarily attributable to the decline in investment income described above.

Income tax expense (benefit) for the nine month periods ended September 30, 2009 and 2008 represents Federal income taxes calculated at an effective rate of 35%. In addition, the nine month period ended September 30, 2009 includes an adjustment of approximately $0.1 million reducing our prior year Federal income tax expense.

Deferred trust income attributable to Common Stock subject to possible conversion for the nine month period ended September 30, 2009 decreased $2.3 million, or 96%, compared to the corresponding period in 2008. The decline was due to a $5.2 million decrease in investment income attributable to Common Stock subject to possible conversion, which was offset by a $2.9 million reduction in withdrawals of trust income attributable to Common Stock subject to possible conversion from the trust account.

The Period September 27, 2007 (date of inception) to September 30, 2009

Net income attributable to Common Stock of $6.1 million for the period from September 27, 2007 (date of inception) to September 30, 2009 consisted of investment income earned primarily on the assets held in the trust account of $17.5 million, reduced by $2.6 million of professional fees, $1.2 million of general and administrative expenses, $4.7 million of income tax expense and $2.9 million of deferred trust income attributable to Common Stock subject to possible conversion.

Deferred trust income attributable to Common Stock subject to possible conversion for the period September 27, 2007 (date of inception) to September 30, 2009 was $2.9 million, which is attributable to $5.8 million of investment income attributable to Common Stock subject to possible conversion, reduced by $2.9 million of withdrawals of investment income attributable to Common Stock subject to possible conversion from the trust account.

Assets Held in Trust Account

The following table shows the total assets held in the trust account through September 30, 2009:

Gross proceeds from our initial public offering of Common Stock and Financing Transaction	$812,500,000
Underwriters’ fee paid at closing of initial public offering	(11,325,000)
Estimated offering costs as of January 24, 2008	(1,400,000)
Funds not placed in trust account	(125,000)

Cash placed in trust account on January 24, 2008	799,650,000
Total investment income earned on assets held in trust account, January 24, 2008 through September 30, 2009	17,499,800
Unrealized in gain on treasury note included in “accumulated other comprehensive income”	6,431

Subtotal	817,156,231

Withdrawals from the trust account during the period January 24, 2008 through September 30, 2009:
Payments for estimated income and other taxes	(5,964,676)
Transfers to our operating account for payment of additional offering costs, general and administrative expenses and for working capital purposes (limited to a maximum of $6,000,000).	(2,942,134)

Total assets held in trust account as of September 30, 2009	$808,249,421

Total trust account assets attributable to Common Stock subject to possible conversion as of September 30, 2009	$269,389,522

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

As of September 30, 2009, we had $762,199 of unrestricted cash and cash equivalents held outside the trust account available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination and for general corporate matters, including the payment of accrued expenses. In addition, we are able to draw up to an additional $3,057,866 from the trust account for these purposes prior to a business combination.

We do not currently believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through an offering of debt or equity securities or borrowings under a credit facility if such funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangement and have no current intention of doing so. We can give no assurance that we will be able to obtain any such financing on favorable terms, if at all.

Related Party Transactions

Commencing January 17, 2008, we have been obligated, through the earlier of the date of the initial business combination or our liquidation, to pay to Lazard a monthly fee of $15,000 for general and administrative services. We incurred fees of $135,000 and $127,258 during the nine month periods ended September 30, 2009 and 2008, respectively, and $307,258 for the period September 27, 2007 (date of inception) to September 30, 2009 for services provided under this agreement.

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

In addition, on January 11, 2008 Lazard entered into an agreement with Citigroup Global Markets Inc. in accordance with Rule 10b5-1 under the Exchange Act pursuant to which it will place limit orders for up to $37,500,000 of our Common Stock commencing two business days after we file a preliminary proxy statement relating to our initial business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such initial business combination is to be approved, or earlier in certain circumstances. The limit orders will require Lazard to purchase any of our shares of Common Stock offered for sale at or below a price equal to the per share value of the trust account as of the date of our most recent Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, filed prior to such purchase. The purchase of such shares will be made by Citigroup Global Markets Inc. or another broker dealer mutually agreed upon by Citigroup Global Markets Inc. and Lazard. It is intended that purchases pursuant to the limit orders will satisfy the conditions of Rule 10b-18(b) under the Exchange Act and the broker’s purchase obligation will otherwise be subject to applicable law, including Regulation M which may prohibit purchases under certain circumstances. Lazard has agreed to vote all shares of Common Stock purchased pursuant to such limit orders in favor of the initial business combination and in favor of an extension of our corporate existence until up to January 17, 2011 in the event we have entered into a definitive agreement for, but have not yet consummated, our initial business combination. As a result, Lazard may be able to influence the outcome of our initial business combination. Lazard will not be permitted to exercise conversion rights with respect to these shares but it will participate in any liquidation distribution with respect to any shares of Common Stock purchased pursuant to such limit orders. Lazard has agreed that it will not sell or transfer any shares of Common Stock purchased by it pursuant to such agreement until 180 days after we have consummated an initial business combination.

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

U.S. Treasury Securities Held In Trust

We consider our investment in U.S. Treasury securities “available-for-sale” investments under accounting guidance issued by the Financial Accounting Standards Board (the “FASB”) and record these investments at their fair value, with any increase or decrease in fair value reported in “Accumulated Other Comprehensive Income, net of tax,” until such time they are realized and reclassified to earnings using the specific identification method. Any “available-for-sale” securities with declines in fair value below amortized cost are assessed for other-than-temporary impairment for each reporting period. The U.S. Treasury securities held in trust at September 30, 2009 have a maturity date of October 31, 2010.

Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax liability and to assess temporary differences resulting from differing book versus tax treatment of items, such as unrealized gains on investments. These temporary differences result in deferred tax assets and liabilities, which are included in our statements of financial condition. In addition, accounting guidance issued by the FASB requires that a tax position be recognized in the financial statements only when it is more likely than not that the position will be sustained upon examination by the relevant taxing authority based on the technical merits of the position. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized and, when necessary, valuation allowances should be established. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the level of historical taxable income, scheduled reversals of deferred taxes and future taxable income in making this assessment. If actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance, which could materially impact our financial position and results of operations.

The accounting guidance issued by the FASB clarifies the more likely than not criteria that must be met prior to recognition of the financial statement benefit of a tax position taken or expected to be taken in a tax return. Such guidance also requires the recognition of a liability for differences between tax positions taken in a tax return and amounts recognized in the financial statements. Management applies the more likely than not criteria included in the accounting guidance when estimating its income taxes in each of the jurisdictions in which it operates. See Note 5 of Notes to Condensed Financial Statements for additional information regarding income taxes.

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

We were incorporated in Delaware on September 27, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. We are considered in the development stage at September 30, 2009, and remain in the development stage as we have not yet commenced any operations. Through September 30, 2009, our efforts have been limited to organizational activities; activities relating to our initial public offering and Financing Transaction; activities relating to identifying and evaluating prospective acquisition candidates; and activities relating to general corporate matters. We did not have any financial instruments that were exposed to market risks at September 30, 2009 other than $9.0 million principal amount of U.S. Treasury Notes, which mature on October 31, 2010, and are held in the trust account.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust account we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our initial public offering held in the trust account have been invested only in (a) a Mellon Bank, N.A. money market deposit account or (b) one or more money market funds we select for which The Dreyfus Corporation, an affiliate of the account agent, or any subsidiary or affiliate thereof serves as investment advisor, administrator, shareholder servicing agent, custodian or subcustodian and (c) upon our written request, the account agent shall be required to (x) invest such requested amount directly in United States treasury bonds, bills or notes identified by us and (y) sell, transfer or otherwise dispose of treasuries identified by us, provided, that the amount of treasuries held at any time may not exceed $10 million. Such money market funds must invest principally either in short-term securities issued or guaranteed by the United States having a rating in the highest investment category granted thereby by a recognized credit rating agency at the time of acquisition or in tax exempt municipal bonds issued by governmental entities located within the United States. At September 30, 2009, the money market funds were invested in the Dreyfus Treasury Prime Cash Management Fund (a money market mutual fund structured within the confines of Rule 2a-7 under the Investment Company Act of 1940, as amended), which invests solely in U.S. Treasury Bills and U.S. Treasury Notes. The Bank of New York Mellon, the custodian bank for these funds, is responsible for the safekeeping of securities on behalf of the funds. Since the securities are registered in the name of each fund, they are not assets or liabilities of the custodian bank. Given our limited risk in our exposure to U.S. Treasury Notes, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

Date: October 29, 2009

SAPPHIRE INDUSTRIALS CORP.

By:	/S/ DONALD G. DRAPKIN
	Name:	Donald G. Drapkin
	Title:	Chairman, Chief Executive Officer and President

By:	/S/ DOUGLAS C. TAYLOR
	Name:	Douglas C. Taylor
	Title:	Chief Financial Officer, Secretary and Director